Form 10-Q
period 2006-06-30
SHANGHAI CENTURY ACQUISITION CORP
filed 2006-08-14
CIK 1326710

______________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-32860

SHANGHAI CENTURY ACQUISITION CORPORATION

--------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

Cayman Islands           N/A

(State or other Jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

Suite 1002, 10th Floor

43 Lyndhurst Terrace

Central, Hong Kong SAR

China

(Address of Principal Executive Office)

(852) 2854-8989

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2006, 17,500,000 shares of common stock, par value $.0005 per share, were issued and outstanding.

______________________________________________________________________________________

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS

DECEMBER 31, 2005 AND JUNE 30, 2006

(Unaudited)

	Note	December 31, 2005	June 30, 2006

ASSETS
Current assets
Cash and cash equivalents		$24,227	$896,159
Restricted cash equivalents held in Trust Account	2	-	109,749,800
Deferred offering costs		68,129	-
Amount due from a related company	5	-	5,750
Receivable from underwriters		-	100
Prepaid expenses		-	88,771
Total current assets		$92,356	$110,740,580
Office & computer equipment		$-	$2,046
Total assets		$92,356	$110,742,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses		$22,182	$101,570
Amounts due to founders	4	59,330	65,649
Warrants liability	6	-	14,163,390
Total current liabilities		$81,512	$14,330,609
Total liabilities		$81,512	$14,330,609

Amount of equity shares subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $93,229)	8	$-	$21,932,304

Shareholders’ equity
Ordinary share - $0.0005 par value; 50,000,000 shares authorized; 3,125,000 issued and outstanding at December 31, 2005; 17,500,000 issued and outstanding at June 30, 2006		$1,562	$8,750

Preferred share - $0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2005 and June 30, 2006	10	-	-

Additional paid-in capital	9	23,438	73,002,051

Unit purchase option	3	-	2,572,400

Deficit accumulated during the development stage		(14,156)	(1,103,488)

Total shareholders’ equity		$10,844	$74,479,713

Commitments and contingencies	7	-	-

Total liabilities and shareholders’ equity		$92,356	$110,742,626

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO JUNE 30, 2006

AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006

(Unaudited)

	Note	Period from April 25, 2005 (inception) to June 30, 2006	Three-month period ended June 30, 2006	Six-month period ended June 30, 2006

Revenues		$-	$-	$-

Operating expenses		(381,271)	(326,788)	(367,115)

Operating loss		(381,271)	(326,788)	(367,115)

Interest income		932,719	932,719	932,719

Revaluation of warrants liability	6	(1,654,936)	(1,654,936)	(1,654,936)

Net loss before income tax expense		$(1,103,488)	$(1,049,005)	$(1,089,332)

Income tax expense		-	-	-

Net loss		$(1,103,488)	$(1,049,005)	$(1,089,332)

Basic and diluted net loss per share		$(0.25)	$(0.08)	$(0.13)

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Unit Purchase Option	Deficit accumulated during the development stage	Shareholders’ equity
	Shares	Amount

Balance at December 31, 2005	3,125,000	$1,562	$23,438	$-	$(14,156)	$10,844

Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriter’s discount and offering expenses	14,375,000	7,188	109,984,326	-	-	109,991,514

Reclassification of warrants (note 6)			(12,508,454)			(12,508,454)

Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (note 8)	-	-	(21,932,304)	-	-	(21,932,304)

Unit purchase option (note 3)	-	-	(2,572,400)	2,572,400	-	-

Amortization of share options (note 11)	-	-	7,445	-	-	7,445

Net loss	-	-	-	-	(1,089,332)	(1,089,332)

Balance at June 30, 2006	17,500,000	$8,750	$73,002,051	$2,572,400	$(1,103,488)	$79,479,713

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO JUNE 30, 2006

AND FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006

(Unaudited)

	Period from April 25, 2005 (inception) to June 30, 2006	Six-month period ended June 30, 2006
Cash flows from operating activities:
Net loss	$(1,103,488)	$(1,089,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Revaluation of warrant liability	1,654,936	1,654,936
Accrued interest	(499,800)	(499,800)
Amortization of share options	7,445	7,445
Increase in prepayment	(88,771)	(88,771)
Increase in amount due from a related company	(5,750)	(5,750)
Increase in accrued expenses	101,570	79,388
Net cash provided by operating activities	(66,142)	(58,116)

Cash flows from investing activity:
Purchase of fixed assets	$(2,046)	$(2,046)
Purchase of restricted cash equivalents in trust account	(109,250,000)	(109,250,000)
Net cash used in investing activity	(109,252,046)	(109,252,046)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to founders	$25,000	$-
Payment of offering costs	(68,129)	-
Proceeds from amounts due to founders	225,970	166,640
Payment of amounts due to founders	(160,321)	(160,321)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	110,059,543	110,059,543
Net cash provided by financing activities	110,082,063	110,065,862

Net increase in cash and cash equivalents	896,159	871,932

Cash and cash equivalents at beginning of period	-	24,227

Cash and cash equivalents at end of period	$896,159	$896,159

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

1.	ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and Business Operations

Shanghai Century Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on April 25, 2005 with an authorized share capital of 50,000,000 ordinary shares (par value $0.0005 per share) and 5,000,000 preferred shares (par value $ 0.0005 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 3,125,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business having its primary operations located in the People’s Republic of China. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (as discussed in Note 3 below) (the “Public Offering”) was declared effective April 24, 2006. The Company completed the Public Offering on April 28, 2006 and received net proceeds of approximately $110,000,000. The Company intends to use substantially all of the net proceeds of the Public Offering to acquire a target business (“Business Combination”), including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination, and the payment of legal and accounting expenses and advisory and investment banking fees payable in connection with the Business Combination. There is no assurance, however, that the Company will be able to successfully effect a Business Combination.

As at June 30, 2006, an amount of approximately $109,749,800 (including interest) of the net proceeds was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds. The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) distribution of the Trust Account as described below.

The funds held in the Trust Account (excluding $3,300,000 to be paid to the underwriters upon consummation of a Business Combination and a portion of the interest earned and other expenses in connection with the Business Combination) may be used as consideration to pay the sellers of a target business for which the Company ultimately completes a Business Combination. Any amount not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by the Company’s board of directors at that time.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the completion of the Public Offering (or 24 months from the completion of the Public Offering if certain extension criteria have been satisfied), the Company will be dissolved and the proceeds held in the Trust Account (excluding one-half of the interest earned) will be distributed to the Company’s public shareholders. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including the amount held in the Trust Account ) may be less than the public offering price of $8.00 per unit (see Note 3).

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations since its inception on April 25, 2005. All activities and expenses incurred are related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The accompanying interim financial statements as of June 30, 2006 and for the period from April 25, 2005 (date of inception) to June 30, 2006 and for the three and six month periods ended June 30, 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The December 31, 2005 balance sheet was derived from audited financial statements included in the Company’s Current Report on Form 8-K filed July 24, 2006 (“Form 8-K”). The accompanying interim financial Statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 8-K.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2006, the results of operations and cash flows for the period from April 25, 2005 (date of inception) to June 30, 2006, the results of operations for the three and six months ended June 30, 2006, and cash flows for the six month period ended June 30, 2006 as applicable, have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Cash and cash equivalents:

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

2.2 Restricted cash equivalents held in Trust Account:

The restricted cash equivalents held in the Trust Account as at June 30, 2006 consist of U.S. government treasury bills purchased with an original maturity of less than three months at date of acquisition. Interest income, including amortization of the premium and discount arising at acquisition is recorded on an accrual basis.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

2.3 Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of warrants and the underwriters’ option. Actual results could differ from those estimates.

2.4 Income taxes:

Under current Cayman Islands laws, the Company is not subject to income tax, and accordingly, no income tax benefit or deferred tax asset has been recognized in respect of the net losses incurred.

2.5 Basis and diluted net loss per share:

For the periods concerned, the number of shares used in the calculation of diluted net loss per share is equal to the number of shares used to calculate the basic net loss per share because the effect of the warrants and the underwriters’ option by applying the treasury stock method was anti-dilutive.

2.6 Deferred offering costs:

Deferred offering costs consisted principally of legal, professional and registration fees incurred that were related to the Public Offering. Such costs were ultimately charged against the gross proceeds received from the Public Offering.

2.7 Stock-Based Compensation Expense:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

The Company used lattice-binomial option-pricing model (“lattice-binomial model”) as a method of valuation for share-based awards. For additional information, see Note 11. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

NOTE 3— INITIAL PUBLIC OFFERING

On April 28, 2006, the Company completed the sale of 14,375,000 units in the Public Offering at a price of $8.00 per unit. Each unit consists of one ordinary share of the Company, $0.0005 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $6.00 commencing on the later of (a) the completion of a Business Combination with a target business, or (b) April 24, 2007. The warrants expire on April 23, 2010. The Company may redeem the warrants (including any warrants issued upon exercise of the unit purchase option described below) at a price of $0.01 per warrant at any time after the warrants become exercisable to the extent the last sales price of the Company’s ordinary shares equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period.

In addition, on April 28, 2006, the Company sold to the underwriters, for $100, an option to purchase up to a total of 1,000,000 units as compensation for their services (the “unit purchase option”). The units issuable upon exercise of the unit purchase option are identical to those offered in the Public Offering, except that the warrants have an exercise price of $7.50.

The unit purchase option expires on April 23, 2011 and is exercisable at $10.00 per Unit commencing on the later of (a) the completion of a Business Combination, or (b) April 24, 2007. In lieu of the payment of the exercise price, the option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder and cannot be redeemed for cash by the Company or the option holder.

The sale of the underwriters’ option was accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and was measured at its fair value on the date of the sale in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment. The Company has determined based upon a lattice model, that the estimated fair value of the option on the date of sale was approximately $2.5724 per unit or an aggregate of $2,572,400, assuming an expected life of 56 months, volatility of 33.7779% and a risk-free interest rate of 5.2390%.

The volatility calculation of 33.7779% is based on the latest five year average volatility of an index of 447 companies drawn from the Shanghai Stock Exchange Composite Index that had been trading for at least five years

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

and that had market capitalizations of less than $400 million (“Index”). Because the Company does not have a trading history, the Company estimated the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the latest five year average volatility of the Index because management believes that the average volatility of such index is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock after consummation of a business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the underwriters’ option would become worthless.

Pursuant to Rule 2710(g)(1) of the NASD Conduct Rule, the option to purchase 1,000,000 units is deemed to be underwriting compensation and therefore upon exercise, the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Public Offering.

NOTE 4—AMOUNT DUE TO FOUNDERS

The founders of the Company have entered into a revolving credit agreement with the Company in the amount of $125,000. Advances under the credit facility were interest-free and payable before October 22, 2006.

The Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $98,153 to pay a portion of the expenses of the Public Offering such as the Securities and Exchange Commission registration fee, National Association of Securities Dealers registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was to be reimbursed to one of the founders.

As of June 30, 2006, the Company has repaid $160,321 to the founders.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 5—AMOUNT DUE TO RELATED COMPANY

Prior to the completion of the Public Offering, FDC Consultants Limited, a company owned and managed by the Company’s co-chief executive officer, had made payments for office expenses on behalf of the Company in the amount of $86,627 which are non interest bearing and payable on demand. The Company has fully repaid such amount. In addition, the Company has prepaid $5,750 as of June 30, 2006 for certain office space and secretarial assistance in accordance with its agreement with FDC Consultants Limited.

NOTE 6—WARRANTS LIABILITY

Under the terms of the warrant agreement, no warrants will be exercised unless at the time of exercise a prospectus relating to ordinary shares issuable upon exercise of the warrants is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. The Company has agreed to meet these conditions and use their best efforts to maintain a current prospectus relating to ordinary shares issuable upon exercise of the redeemable warrants until the expiration of the warrants. The warrant agreement does not specify the consequences or penalty imposed against the Company in the event the Company is unable to file and complete an effective registration statement to deliver registered shares.

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net-cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). As a consequence of EITF No. 00-19, a derivative within the parameters must be classified as an asset or a liability because share settlement is not within the company’s control. Accordingly, the Company is required to record the fair value of the warrants as a liability upon issuance of the units with any changes in the fair value of the warrants at each reporting date being recorded through the Company’s statement of operations. The warrants will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to revise the warrant agreement to specify (a) whether net-cash settlement would be permitted or required or (b) how the contract would be settled in the event that the company is unable to deliver registered shares.

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on June 30, 2006 was approximately $0.8701533 and $0.9852793 per warrant, respectively, or an aggregate of $12,508,454 and $14,163,390, respectively. The fair values of the warrants as of April 24, 2006 and June 30, 2006 were estimated based on a lattice model using an expected life of 48 months, a volatility of 33.7779% and 36.9326%, respectively, a risk-free interest rate of 5.204% and 5.327%, respectively, and adjusted for the redemption feature, the liquidity risk since the warrants have not begun trading separately, and the forfeiture risk that the warrants could become worthless if the Company does not consummate a Business Combination within the prescribed period and liquidates.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company has agreed to pay FDC Consultants Limited, a company owned and managed by the Company’s co-chief executive officer, $7,500 per month for office space and general and administrative services including secretarial support commencing on April 24, 2006 and continuing until (i) the consummation of a Business Combination, (ii) 18 months from commencement of the Public Offering if the Company does not effect a Business Combination, or (iii) 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of commencement of the Public Offering and the Company has not effected a Business Combination. For the period ended June 30, 2006, the Company incurred $17,979 related to this arrangement with FDC Consultants Limited.

NOTE 8 – AMOUNT OF EQUITY SUBJECT TO POSSIBLE REDEMPTION

The Company is required to obtain shareholder approval for any business combination of a target business. In the event that public shareholders owning 20% or more of the ordinary shares sold in the Public Offering vote against a business combination, the Company will not proceed with a business combination if the public shareholders exercise their redemption rights. That is, the Company can still effect a business combination if the public shareholders owning up to approximately 19.99% of the ordinary shares sold in the Public Offering exercise their redemption rights.

This redemption obligation with respect to up to 19.99% of the ordinary shares sold in the Public Offering will exist regardless of how a business combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately 19.99% of the 14,375,000 ordinary shares sold in the Public Offering (or 2,873,563 ordinary shares) multiplied by an initial cash per-share redemption price of $7.60. The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the business combination, divided by 14,375,000 ordinary shares.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $93,229 outside permanent equity.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 9—PROCEEDS FROM PUBLIC OFFERING

The following is the classification of the net proceeds from the Public Offering:

Classified as liability:
Warrants liability (note 6)	$12,508,454

Classified outside of permanent equity:
Amount subject to possible redemption at $7.60 per share (note 8)	$21,839,075

Classified as permanent equity:
Additional paid-in capital	$73,064,397
Par value of 14,375,000 ordinary shares at $0.0005 per par value	7,188
Unit purchase option (note 3)	2,572,400
$75,643,985

Net proceeds from the Public Offering	$109,991,514

NOTE 10—PREFERRED SHARES

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares have been issued during the periods presented.

NOTE 11—SHARE OPTIONS

In June 2006, the Company engaged an independent consultant to assist the Company in matters related to a business combination. The term of the contract is three years expiring on June 8, 2009 unless it is earlier terminated. In addition to the base salary and bonus, the Company granted the consultant (i) an option to purchase 50,000 ordinary shares which vests six months after the consummation of a business combination and (ii) an option to purchase 75,000 ordinary shares which vests on April 24, 2009, provided the consulting agreement has not been terminated prior to the date on which either option became vested. The exercise price of both options is the closing market price of the Company’s ordinary shares on the first day that the ordinary shares and warrants are traded separately on the Amex which approximates $7.10. Both options will expire the earliest of (i) the date the consulting agreement is terminated, (ii) October 24, 2007 if a Business Combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a Business Combination is not consummated on or prior to such date.

The Company has determined using the lattice option pricing model that the estimated fair value of these options on the date of grant was approximately $2.064 per share issuable upon option exercise or $258,000. The Company has accounted for these share options under the fair value method of SFAS 123 (R) by recording compensation based on the fair value at grant date for such awards and amortizing the compensation amount over the expected term of the consulting contract which approximates the expected life of the option. The amount of compensation recognized for these share options in the period was $7,445.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form F-1 originally filed December 12, 2005 and the definitive Prospectus thereunder, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation:

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2005. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues during the period ended June 30, 2006.

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our shareholders;

•

will likely cause a change in control if a substantial number of our ordinary shares are issued and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For the six months ended June 30, 2006, we earned interest income of approximately $932,719 and incurred operating expenses of approximately $374,683. Our expenses consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded an expense of $1,654,936 in the period representing the revaluation adjustment of the warrants liability form the date of issuance to June 30, 2006.

The net proceeds to us from the sale of our units, after deducting offering expenses of approximately $8,308,586 including underwriting discounts of approximately $4,600,000, and an additional $3,300,000 to be paid to the underwriters if a business combination is consummated (less $0.24 for each share converted to cash in connection with our business combination), was $106,691,414. Of this amount, $105,950,000 was placed in a trust account and the remaining $741,414 became available to be used in connection with acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, including the payment of legal and accounting expenses and advisory and investment banking fees payable in connection with the business combination. Funds held in the trust account would only be used to pay such expenses and fees upon the consummation of a business combination, but would not otherwise be available for such uses. To the extent that our securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (excluding $3,300,000 to be paid to the underwriters upon consummation of a business combination, amounts payable to any shareholders who exercise their redemption rights, one-half of the interest income which may be released to us each calendar quarter to fund our working capital and general corporate purposes, and expenses associated with the business combination that are in excess of the amounts not held in trust) as well as any other net proceeds not expended may be used to finance the operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. It is impossible at this time to determine specifically how we would, following a business combination, use any proceeds held in the trust account which are not used to consummate such business combination. We believe that the funds available to us outside of the trust account, including one-half of the interest income to be distributed to us each calendar quarter, will be sufficient to allow us to operate for a 24 month period following our initial public offering, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $105,950,000 of the net offering proceeds has been placed into a trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. Additionally, $3,300,000 of the proceeds attributable to the underwriters’ discount has also been deposited into the trust account. The proceeds held in trust will only be invested in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. In addition, following a business combination, it is possible that some or all of our revenues and expenses may be denominated in non-United States currencies, primarily Renminbi, which could subject us to increased risks relating to foreign exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls. During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the registration statement on Form F-1 (File No. 333-130260) filed in connection with our initial public offering, which the SEC declared effective on April 24, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Issuer.

None.

(b)	Use of Proceeds.

On April 28, 2006, we closed our initial public offering of 14,375,000 units (including 1,875,000 units subject to the underwriters’ over allotment option, which was exercised in full). Each unit consists of one ordinary share, par value $.0005 and one warrant. The units were sold at an offering price of $8.00, generating gross proceeds to the Company of $115,000,000. I-Bankers Securities Incorporated, WR Hambrecht + Co and Ladenburg Thalmann & Co. Inc. acted as the co-managing underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act pursuant to a registration statement on Form F-1 (No. 333-130260). The Securities and Exchange Commission declared the registration statement effective on April 24, 2006. The Company’s units began trading on the American Stock Exchange on Tuesday, April 25, 2006 shortly after the Company’s registration statement was declared effective by the Securities and Exchange Commission.

We paid a total of $4,600,000 in underwriting discounts and commissions, and incurred fees of approximately $408,586 for other costs and expenses related to the offering. An additional $3,300,000 was deposited in the trust account and will be paid to the underwriters if a business combination is consummated, les

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $106,691,414, excluding an additional $3,300,000 to be paid to the underwriter, of which $105,950,000 was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence and advisory fees in connection with prospective business combinations, compliance with securities laws and regulations, and continuing general and administrative expenses.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

SHANGHAI CENTURY ACQUISITION CORPORATION

/s/ Franklin D. Chu
Franklin D. Chu
Co-Chief Executive Officer
(principal executive officer)

/s/ Anthony Kai Yiu Lo
Anthony Kai Yiu Lo
Co-Chief Executive Officer
(principal financial officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.