Form 10-Q
period 2006-09-30
SHANGHAI CENTURY ACQUISITION CORP
filed 2006-11-13
CIK 1326710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number 000-32860

SHANGHAI CENTURY ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

23rd Floor, Shun Ho Tower

24 - 30 Ice House Street

Central, Hong Kong SAR

China

(Address of principal executive offices)

(852) 2854-8989

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 30, 2006, 17,500,000 shares of common stock, par value $0.0005 per share, were issued and outstanding.

Index

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets as of December 31, 2005 and September 30, 2006	3

	Statements of Operations for the Period from April 25, 2005 (Date of Inception) to September 30, 2006 and for the Three-Month and Nine-Month Periods Ended September 30, 2006	4

	Statements of Shareholders’ Equity for the Period from April 25, 2005 (Date of Inception) to September 30, 2006	5

	Statements of Cash Flows for the Period from April 25, 2005 (Date of Inception) to September 30, 2006 and for the Three-Month and Nine-Month Periods Ended September 30, 2006	6

	Notes to Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	16

Part II. Other Information

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6	Exhibits	17

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS

DECEMBER 31, 2005 AND SEPTEMBER 30, 2006

(Unaudited)

	Note	December 31, 2005	September 30, 2006
ASSETS

Current assets
Cash and cash equivalents		$24,227	$517,213
Restricted cash equivalents held in trust account	2	—	110,396,037
Deferred offering costs		68,129	—
Amount prepaid to a related company	5	—	5,750
Receivable from underwriters		—	100
Prepayment, deposits and other receivables		—	792,244

Total current assets		$92,356	$111,711,344

Office and computer equipment		$—	$6,931

Total assets		$92,356	$111,718,275

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses		$22,182	$25,533
Amounts due to founders	4	59,330	22,729
Warrants liability	6	—	10,062,500

Total current liabilities		$81,512	$10,110,762

Total liabilities		$81,512	$10,110,762

Amount of equity subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $225,708)	7	$—	$22,064,783

Shareholders’ equity

Ordinary share - $0.0005 par value; 50,000,000 shares authorized; 3,125,000 issued and outstanding at December 31, 2005; 17,500,000 issued and outstanding at September 30, 2006		$1,562	$8,750

Preferred share - $0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2005 and September 30, 2006	9	—	—

Additional paid-in capital	8	23,438	72,898,705

Unit purchase option	3	—	2,572,400

Earnings/(deficit) accumulated during the development stage		(14,156)	4,062,875

Total shareholders’ equity		$10,844	$79,542,730

Total liabilities and shareholders’ equity		$92,356	$111,718,275

See accompanying notes to the unaudited financial statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Note	Period from April 25, 2005 (inception) to September 30, 2006	Three-month period ended September 30, 2006	Nine-month period ended September 30, 2006
Revenues		$—	$—	$—
Operating expenses		(646,342)	(265,071)	(632,186)

Operating loss		(646,342)	(265,071)	(632,186)
Interest income		2,263,263	1,330,544	2,263,263
Revaluation of warrants liability	6	2,445,954	4,100,890	2,445,954

Net income before income tax expense		$4,062,875	$5,166,363	$4,077,031
Income tax expense		—	—	—

Net income		$4,062,875	$5,166,363	$4,077,031

Basic net earnings per share		$0.60	$0.30	$0.36

Diluted net earnings per share		$0.55	$0.26	$0.32

See accompanying notes to the unaudited financial statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

(Unaudited)

	Ordinary Shares		Additional paid- in capital	Unit purchase option	Earnings/ (deficit) accumulated during the development stage	Shareholders’ equity
	Shares	Amount
Ordinary shares issued:
April 25, 2005	1,062,500	$531	$10,094	$—	$—	$10,625
October 21, 2005	2,062,500	$1,031	$13,344	—	—	14,375
Net loss	—	—	—	—	(14,156)	(14,156)

Balance at December 31, 2005	3,125,000	$1,562	$23,438	$—	$(14,156)	$10,844
Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriter’s discount and offering expenses	14,375,000	$7,188	$109,984,326	$—	$—	$109,991,514
Reclassification of warrants (note 6)			(12,508,454)	—	—	(12,508,454)
Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (note 7)	—	—	21,839,075	—	$(225,708)	$(22,064,783)
Unit purchase option (note 3)	—	—	(2,572,400)	2,572,400	—	—
Amortization of share options (note 10)	—	—	36,578	—	—	36,578
Net income	—	—	—	—	4,077,031	4,077,031

Balance at September 30, 2006	17,500,000	$8,750	$73,124,413	$2,572,400	$3,837,167	$79,542,730

See accompanying notes to the unaudited financial statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Period from April 25, 2005 (inception) to September 30, 2006	Three-month period ended September 30, 2006	Nine-month period ended September 30, 2006
Cash flows from operating activities:

Net income	$4,062,875	$5,166,363	$4,077,031
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	(806)	(806)	(806)
Revaluation of warrant liability	(2,445,954)	(4,100,890)	(2,445,954)
Accrued interest	(1,146,037)	(646,237)	(1,146,037)
Amortization of share options	36,578	29,133	36,578
Increase in prepayment, deposits and other receivables	(792,244)	(703,473)	(792,244)
Increase in amount due from a related company	(5,750)	—	(5,750)
Increase in accrued expenses	25,533	(76,037)	3,351

Net cash provided by operating activities	(265,805)	(331,947)	(273,831)

Cash flows from investing activity:
Purchase of office and computer equipment	$(6,125)	$(4,079)	$(6,125)
Purchase of restricted cash equivalents in trust account	(109,250,000)	—	(109,250,000)

Net cash used in investing activity	(109,256,125)	(4,079)	(109,256,125)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to founders	$25,000	$—	$—
Payment of offering costs	(68,129)	—	—
Proceeds from amounts due to founders	225,970	—	166,640
Payment of amounts due to founders	(203,241)	(42,920)	(203,241)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	110,059,543	—	110,059,543

Net cash provided by financing activities	110,039,143	(42,920)	110,022,942

Net increase in cash and cash equivalents	517,213	(378,946)	492,986
Cash and cash equivalents at beginning of period	—	896,159	24,227

Cash and cash equivalents at end of period	$517,213	$517,213	$517,213

See accompanying notes to the unaudited financial statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1— ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and Business Operations

Shanghai Century Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on April 25, 2005 with an authorized share capital of 50,000,000 ordinary shares (par value $0.0005 per share) and 5,000,000 preferred shares (par value $0.0005 per share). The Company’s founders contributed $25,000 to the formation of the Company and were issued 3,125,000 ordinary shares. The Company was formed to acquire, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business having its primary operations located in the People’s Republic of China. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

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

As at September 30, 2006, an amount of approximately $110,396,037 (including interest) of the net proceeds was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds. The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the business combination or (ii) distribution of the Trust Account as described below.

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

In the event that the Company does not consummate a business combination within 18 months from the date of the completion of the Public Offering (or 24 months from the completion of the Public Offering if certain extension criteria have been satisfied), the Company will be dissolved and the proceeds held in the Trust Account (excluding one-half of the interest earned) will be distributed to the Company’s public shareholders. In the event of such distribution, the per share value of the residual assets remaining available for distribution (including the amount held in the Trust Account) may be less than the public offering price of $8.00 per unit (see Note 3).

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations since its inception on April 25, 2005. All activities and expenses incurred are related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The accompanying interim financial statements as of September 30, 2006 and for the period from April 25, 2005 (date of inception) to September 30, 2006 and for the three and nine month periods ended September 30, 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The December 31, 2005 balance sheet was derived from audited financial statements included in the Company’s Current Report on Form 8-K filed July 24, 2006 (“Form 8-K”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 8-K.

In the opinion of management, all adjustments necessary to present a fair statement of financial position as of September 30, 2006, the results of operations and cash flows for the period from April 25, 2005 (date of inception) to September 30, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2006 have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Cash and cash equivalents:

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

2.2 Restricted cash equivalents held in Trust Account:

The restricted cash equivalents held in the Trust Account as at September 30, 2006 consist of U.S. government treasury bills purchased with an original maturity of less than three months at date of acquisition. Interest income, including amortization of the premium and discount arising at acquisition is recorded on an accrual basis.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2.5 Basic and diluted net earnings per share:

For the periods concerned, the number of shares used in the calculation of basic and diluted net earnings per share is as follows:

	Period from April 25, 2005 (inception) to September 30, 2006	Three-month period ended September 30, 2006	Nine-month period ended September 30, 2006
Net income	$4,062,876	$5,166,363	$4,077,031
Denominator:
Basic weighted average shares	6,761,831	17,500,000	11,475,185
Effect of dilutive redeemable warrants	676,742	2,240,102	1,301,235
Effect of dilutive share options	29	97	56

Diluted weighted average shares	7,438,602	19,740,199	12,776,476

Basic earnings per share	$0.60	$0.30	$0.36

Diluted earnings per share	$0.55	$0.26	$0.32

The underwriters’ option and share options by applying the treasury stock method was anti-dilutive.

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

The Company used lattice-binomial option-pricing model (“lattice-binomial model”) as a method of valuation for share-based awards. For additional information, see Note 10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 3— INITIAL PUBLIC OFFERING

On April 28, 2006, the Company completed the sale of 14,375,000 units in the Public Offering at a price of $8.00 per unit. Each unit consists of one ordinary share of the Company, $0.0005 par value, and one warrant (see Note 6). Each warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $6.00 commencing on the later of (a) the completion of a business combination with a target business, or (b) April 24, 2007. The warrants expire on April 23, 2010. The Company may redeem the warrants (including any warrants issued upon exercise of the unit purchase option described below) at a price of $0.01 per warrant at any time after the warrants become exercisable to the extent the last sales price of the Company’s ordinary shares equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period.

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

The volatility calculation of 33.7779% is based on the latest five year average volatility of an index of 447 companies drawn from the Shanghai Stock Exchange Composite Index that had been trading for at least five years and that had market capitalizations of less than $400 million (“Index”). Since the Company did not have a trading history at the time of option was issued, the Company estimated the potential volatility of its common stock price by referring to the latest five year average volatility of the Index because management believes that the average volatility of such index was a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock after consummation of a business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to this option, to the extent the Company does not consummate a business combination within the prescribed time period and liquidates, the underwriters’ option would become worthless.

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

SEPTEMBER 30, 2006

NOTE 4—AMOUNT DUE TO FOUNDERS

The founders of the Company have entered into a revolving credit agreement with the Company in the amount of $125,000. Advances under the credit facility were interest-free and payable before October 22, 2006.

For the period from April 25, 2005 (inception) to September 30, 2006, the Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $98,153 to pay a portion of the expenses of the Public Offering such as the SEC registration fee, NASD registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was to be reimbursed to one of the founders.

As of September 30, 2006, the amount due to the founders was $22,729.

NOTE 5—AMOUNT DUE FROM RELATED COMPANY

The Company has agreed to pay FDC Consultants Limited, a company owned and managed by Mr. Franklin D. Chu, a co-chief executive officer of the Company, $7,500 per month for office space and general and administrative services including secretarial support commencing on April 24, 2006 and continuing until (i) the consummation of a business combination, (ii) 18 months from commencement of the Public Offering if the Company does not effect a business combination, or (iii) 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of commencement of the Public Offering and the Company has not effected a business combination. For the three-month and nine-month periods ended September 30, 2006, the Company incurred $22,500 and $40,479, respectively, related to this arrangement with FDC Consultants Limited.

In addition, the Company prepaid $5,750 as at September 30, 2006 for certain office and secretarial services according to the service agreement.

NOTE 6—WARRANTS LIABILITY

Under the terms of the warrant agreement, no warrants will be exercised unless at the time of exercise a prospectus relating to ordinary shares issuable upon exercise of the warrants is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. The Company has agreed to meet these conditions and use its best efforts to maintain a current prospectus relating to ordinary shares issuable upon exercise of the redeemable warrants until the expiration of the warrants. The warrant agreement does not specify the consequences or penalty imposed against the Company in the event the Company is unable to file and complete an effective registration statement to deliver registered shares.

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net-cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). As a consequence of EITF No. 00-19, a derivative within the parameters must be classified as an asset or a liability because share settlement is not within the company’s control. Accordingly, in connection with the issuance of the units (see Note 3), the Company was required to record the fair value of the warrants as a liability upon issuance of the units with any changes in the fair value of the warrants at each reporting date being recorded through the Company’s statement of operations. The warrants will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to revise the warrant agreement to specify (a) whether net-cash settlement would be permitted or required or (b) how the contract would be settled in the event that the Company is unable to deliver registered shares.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 6—WARRANTS LIABILITY (continued)

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on September 30, 2006 was approximately $0.87 and $0.70 per warrant, respectively, or an aggregate of $12,508,454 and $10,062,500, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if the Company does not consummate a business combination within the prescribed period and liquidates. The fair value of the warrants as of September 30, 2006 was based on a quoted market price.

NOTE 7—AMOUNT OF EQUITY SUBJECT TO POSSIBLE REDEMPTION

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $225,708 outside permanent equity as of September 30, 2006.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 8—PROCEEDS FROM PUBLIC OFFERING

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

NOTE 9—PREFERRED SHARES

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by its board of directors. No preferred shares have been issued during the periods presented.

NOTE 10—SHARE OPTIONS

In June 2006, the Company engaged an independent consultant to assist the Company in matters related to a business combination. The term of the contract is three years expiring on June 8, 2009 unless terminated earlier. As part of his compensation for services provided to the Company, the Company granted to the consultant (i) an option to purchase 50,000 ordinary shares which vest six months after the consummation of a business combination and (ii) an option to purchase 75,000 ordinary shares which vest on April 24, 2009, provided the consulting agreement has not been terminated prior to the date on which either option become vested. The exercise price of both options is $7.10, the closing market price of the ordinary shares on the first day that ordinary shares of the Company were traded. Both options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) October 24, 2007 if a business combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a business combination is not consummated on or prior to such date.

The Company has determined that the estimated fair value of these options on the date of grant was approximately $2.064 per share or $258,000 using the lattice option pricing model. The Company has accounted for these share options under the fair value method of SFAS 123(R) by recording compensation based on the fair value at grant date for such awards and amortizing the compensation amount over the expected term of the consulting contract which approximates the expected life of the option. The amount of compensation recognized for these share options was $36,578, $29,133 and $36,578 for the period from April 25, 2005 (date of inception) to September 30, 2006 and the three-month and nine-month periods ended September 30, 2006, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the SEC, including our registration statement on Form F-1 originally filed December 12, 2005 and the definitive prospectus thereunder, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2006. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues for the three-month and nine-month periods ended September 30, 2006.

We intend to utilize cash derived from the proceeds of our initial public offering, our ordinary shares, debt or a combination of cash, ordinary shares and debt, in effecting a business combination. The issuance of additional ordinary shares:

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

For the three months and nine months ended September 30, 2006, we earned interest income of approximately $1,330,544 and $2,263,263, respectively, and incurred operating expenses of approximately $265,071 and $632,186, respectively. Our expenses consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded a warrant revaluation income of $2,445,954 and $4,100,890 in the three-month and nine-month periods ended September 30, 2006, respectively, with respect to remeasurement to the fair value of the warrants liability during the periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities by Issuer

None.

(b) Use of Proceeds

On April 28, 2006, we closed our initial public offering of 14,375,000 units (including 1,875,000 units subject to the underwriters’ over allotment option, which was exercised in full). Each unit consists of one ordinary share, par value $.0005 and one warrant. The units were sold at an offering price of $8.00, generating gross proceeds to the Company of $115,000,000. I-Bankers Securities Incorporated, WR Hambrecht + Co and Ladenburg Thalmann & Co. Inc. acted as the co-managing underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form F-1 (No. 333-130260). The SEC declared the registration statement effective on April 24, 2006. The Company’s units began trading on the American Stock Exchange on Tuesday, April 25, 2006 shortly after the Company’s registration statement was declared effective by the SEC.

We paid a total of $4,600,000 in underwriting discounts and commissions, and incurred fees of approximately $408,586 for other costs and expenses related to the offering. An additional $3,300,000 was deposited in the trust account and will be paid to the underwriters if a business combination is consummated.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $106,691,414, exclude an additional $3,300,000 to be paid to the underwriter, of which $105,950,000 was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence and advisory fees in connection with prospective business combinations, compliance with securities laws and regulations, and continuing general and administrative expenses.

Item 6. Exhibits

The following exhibits are filed with this report:

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

SHANGHAI CENTURY ACQUISITION CORPORATION

/s/ Franklin D. Chu
Franklin D. Chu
Co-Chief Executive Officer
(principal executive officer)

/s/ Anthony Kai Yiu Lo
Anthony Kai Yiu Lo
Co-Chief Executive Officer
(principal financial officer)

EXHIBIT INDEX

Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.