Form 10-K
period 2006-12-31
SHANGHAI CENTURY ACQUISITION CORP
filed 2007-04-19
CIK 1326710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 000-32860

SHANGHAI CENTURY ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23rd Floor, Shun Ho Tower

24-30 Ice House Street

Central, Hong Kong SAR

China

(Address of principal executive offices)

(852) 2854-8989

(Registrant’s telephone number, including country code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	American Stock Exchange
Ordinary Shares, par value $0.0005	American Stock Exchange
Ordinary Share Purchase Warrants	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the units held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $117,156,250 (based on a closing sale price of $8.15 per unit as reported for the American Stock Exchange). Units beneficially held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding units have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s units, ordinary shares, $0.0005 par value per share, and warrants outstanding as of February 1, 2007 was 14,375,000, 17,500,000 and 14,375,000, respectively.

Documents Incorporated by Reference: None

SHANGHAI CENTURY ACQUISITION CORPORATION

FORM 10-K

DECEMBER 31, 2006

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and certain information incorporated herein by reference contain “forward-looking statements” within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements.

These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor.

ITEM 1: BUSINESS

Overview

We are a Cayman Islands blank check company formed to serve as a vehicle for the acquisition of an operating business that has its primary operating facilities in the People’s Republic of China, or the PRC or China, including the Hong Kong Special Administrative Region, or Hong Kong, and the Macau Special Administrative Region, or Macau, but excluding Taiwan. On April 28, 2006, we closed our initial public offering of 14,375,000 units (including 1,875,000 units subject to the underwriters’ over-allotment option, which was exercised in full). Each unit consists of one ordinary share, par value $0.0005, and one warrant. The units were sold at an offering price of $8.00, generating gross proceeds to the Company of $115,000,000. I-Bankers Securities Incorporated, WR Hambrecht + Co and Ladenburg Thalmann & Co. Inc. acted as the co-managing underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form F-1 (No. 333-130260). The Securities and Exchange Commission, or the SEC, declared the registration statement effective on April 24, 2006. Our units began trading on the American Stock Exchange on April 25, 2006 shortly after our registration statement was declared effective by the SEC.

We paid a total of $4,600,000 in underwriting discounts and commissions, and incurred fees of approximately $408,586 for other costs and expenses related to the initial public offering. An additional $3,300,000 was deposited in a trust account and will be paid to the underwriters if a business combination is consummated.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $106,691,414, excluding an additional $3,300,000 to be paid to the underwriters, of which $105,950,000 was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence and advisory fees in connection with prospective business combinations, compliance with securities laws and regulations, and continuing general and administrative expenses. Through December 31, 2006, we have used all of the remaining proceeds for these fees and expenses.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

The initial business combination must be a transaction with one or more operating businesses having primary business operations located in the PRC and in which the collective fair market value of the target business, at the time of the business combination, is at least 80% of our net assets at the time of the business combination. Our initial business combination may involve the simultaneous acquisition or merger of more than one target business.

Opportunities for market expansion have emerged for businesses with operations in the PRC due to certain changes in the PRC’s political, economic and social policies, as well as certain fundamental changes affecting the PRC and its neighboring countries and regions. We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•

the existence of a prolonged economic expansion within the PRC, with gross domestic product growth of approximately 9% on average over the last 25 years with forecasted continued growth for at least the next several years;

•	increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	access to a highly trained and educated workforce as well as favorable labor rates and efficient, low-cost manufacturing capabilities; and

•	attractive valuations for target businesses within the PRC.

Although our efforts in identifying a prospective target business will not be limited to a particular industry, we initially intend to seek as potential acquisition targets companies displaying a number of the following characteristics:

•	recurring revenue;

•	stable cash flow;

•	opportunities for organic and acquisition growth;

•	annual revenues of $50 million to $500 million;

•	at or near profitability;

•	a superior management team; and

•	books and accounts that have been audited by a fully qualified auditing firm duly registered in the PRC and proper business records.

We are not restricted as to the location within the PRC of any business we may acquire.

Effecting a Business Combination

Sources of target businesses

Target business candidates have been, and we expect them to continue to be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and advisor, as well as their affiliates may also bring to our attention target business candidates. In addition, we have also engaged certain professional firms that specialize in business acquisitions to assist us in finding potential target business candidates, and our agreements with these firms provide for a success fee payable only upon the successful consummation of a business combination. In no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that the initial business combination with one or more operating businesses must be a transaction in which the collective fair market value of the target business, plus the amount of cash contributed into the target business at the time of the business combination is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our existing officers and directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of business combination

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least equal to 80% of our net assets at the time of the business combination. In the event we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisition, which may make it more difficult for us, and delay our ability to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. We may further seek to acquire a target business that has a fair market value in excess of 80% of our current net assets by raising additional funds through the sale of our securities, through loans or a combination of both.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is possible that we may only have the ability to effect a single business combination. Accordingly, the prospects for our success may be dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. If we are able to consummate only a single business combination, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, there is no assurance that our assessment of the target business’ management will prove to be correct. In addition, there is no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, there is no assurance that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There is no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for shareholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law. In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, which, among other matters, will include a description of the operations of the target business and certain audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our officers, directors and advisor, have agreed to vote their respective ordinary shares owned by them immediately prior to our initial public offering in accordance with the majority of the ordinary shares voted by the public shareholders, meaning that they will vote the entirety of such shares owned by them, either for or against a business combination, as determined by the majority of the public shareholder vote. This voting arrangement does not apply, however, to any ordinary shares purchased by our officers, directors and advisor in the open market as part of or after our initial public offering. We will proceed with the business combination only if a majority of the ordinary shares voted by the public shareholders are voted in favor of the business combination and public shareholders owning less than 20% of the ordinary shares sold in our initial public offering exercise their redemption rights.

Redemption rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s ordinary shares redeemed into cash if the shareholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account, inclusive of $0.24 per share being held in the trust account attributable to the underwriters’ discount and any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of ordinary shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share redemption price would be $7.60 or $0.40 less than the per-unit offering price of $8.00. An eligible shareholder may request redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to shareholders entitled to redeem their ordinary shares who elect redemption will be distributed promptly after completion of a business combination. Public shareholders who redeem their ordinary shares into their share of the trust account still have the right to exercise the redeemable warrants that they received as part of the units. We will not complete any business combination if public shareholders, owning 20% or more of the ordinary shares sold in our initial public offering, exercise their redemption rights. Our directors, officers and advisor are not entitled to redeem any ordinary shares held by them whether acquired by them prior to, as part of or after our initial public offering, into a pro rata share of the trust account in connection with a business combination.

Liquidation if no business combination

If we do not complete a business combination by October 28, 2007 (18 months after the closing of our initial public offering), or by April 28, 2008 (24 months after the closing of our initial public offering) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. There will be no distribution from the trust account with respect to our redeemable warrants, which will expire worthless. In addition, the underwriters have agreed to waive their rights to the $3,300,000 deposited in the trust account for their benefit. Our officers, directors and advisor shall not participate in any such distribution with respect to the ordinary shares held by them prior to our initial public offering.

If we were to expend all of the net proceeds from our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.60 or $0.40 less than the per-unit offering price of $8.00 in our initial public offering. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public shareholders. Each member of our board of directors has agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account at that time. They will not, however, be liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or of claims from any other entity other than vendors. Accordingly, the actual per share liquidation price may be less than $7.60, plus interest, due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 28, 2007, but are unable to complete the business combination by that date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by April 28, 2008, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the shareholders seek to redeem their respective ordinary shares into cash upon a business combination which the shareholder voted against and which is actually completed by us. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Alternative structures to comply with regulations in certain PRC industries

We intend to acquire an operating business that has its primary operations in the PRC. We may make this acquisition through a stock exchange, asset acquisition or other similar business combination. However, there are a number of industries in China in which direct foreign investment is restricted (including telecommunications services, online commerce and advertising). Therefore, if our target business is in an industry that is subject to these requirements we may seek to acquire control of our target business through contractual arrangements with licensed companies operating in China and their owners.

We may enter into a business combination in which we, our subsidiaries and/or affiliates, and the target company and its shareholders enter into a series of contracts that are designed to secure for us the full economic benefits and control of the target company that are substantially similar to direct ownership. These contracts could result in a structure where, in exchange for our payment of the acquisition consideration, the target company would be owned 100% by PRC residents (most likely designated by us) and the target company would continue to hold the requisite licenses for the target business. We may also establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which are designed to transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

•	Our exercise of substantial control over the target company;

•	A substantial portion of the economic benefits of the target company would be transferred to us; and

•

We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the PRC residents, or all or part of the assets of the target company, in each case when and to the extent permitted by PRC regulations.

Amended and Restated Articles of Association

Our amended and restated articles of association set forth certain requirements and restrictions that apply to us until the consummation of a business combination. Specifically, our amended and restated articles of association provides among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to our shareholders for approval;

•

we may consummate our initial business combination if: (i) approved by a majority of the ordinary shares voted by the public shareholders, and (ii) public shareholders owning less than 20% of the ordinary shares purchased by the public shareholders in our initial public offering exercise their redemption rights;

•

if our initial business combination is approved and consummated, public shareholders who voted against the business combination and exercised their redemption rights will receive their pro rata share of the trust account;

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the required time periods, then we will be dissolved and distribute to all of our public shareholders their pro rata share of the trust account; and

•

we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets certain requirements, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated articles of association prohibit the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the amended and restated articles of association under Cayman Islands law has not been settled. A court could conclude that the prohibition on amendment violated the shareholders’ implicit rights to amend the amended and restated articles of association. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our shareholders. However, we view the foregoing provisions as obligations to our shareholders and we will not take any actions to waive or amend any of these provisions.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. As of January 1, 2007, there are approximately 35 blank check companies with more than $2.9 billion in trust that are seeking to carry out a business plan similar to our business plan and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•

our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem into cash ordinary shares held by our public shareholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding redeemable warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a public entity may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. There is no assurance that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government Regulations

Regulations on Mergers and Acquisitions of PRC Companies by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. The New M&A Rule established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For instance, the New M&A Rule requires MOFCOM’s approval for any acquisition by a foreign investor of a PRC domestic enterprise using any of its securities as part of the consideration. Accordingly, if we undertake a business combination with a PRC domestic enterprise using any of our securities as consideration, we will need to obtain MOFCOM’s approval for the business combination. In addition, approvals of other PRC regulatory agencies may also be required under the New M&A Rule depending on how our business combination is ultimately structured.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign currency exchange in China is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the PRC State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

Pursuant to the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, issued by SAFE on October 21, 2005, which became effective as of November 1, 2005, PRC residents are required to register with SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

According to Notice 75:

•

prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•

an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•

an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long-term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

As a result of the lack of implementing rules and other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

Dividend distribution

The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Officers and Employees

We have two officers, both of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Messrs. Lo and Chu to each devote an average of approximately 80 hours per month to our business. We have also hired consultants to assist us in the search, due diligence for and consummation of a business combination. We have reserved 250,000 shares of our authorized but unissued ordinary shares, representing 2% of the amount of our initial public offering, for issuance in the form of stock options and/or warrants to employees and consultants of the Company in connection with the consummation of a business combination. As of December 31, 2006, two options to purchase an aggregate of 125,000 shares have been issued to an independent consultant to assist us in matters related to a business combination.

Periodic Reporting and Financial Information

We are subject to the periodic reporting and other informational requirements of the Exchange Act. Pursuant to the underwriting agreement in respect of our initial public offering, we are required to file our reports and other information with the SEC, including our financial information, as if we are a domestic issuer even if we qualify as a foreign private issuer until the consummation of a business combination. However, after a business combination, we may file our reports and other information with the SEC as a foreign private issuer if we then meet the relevant requirements. A foreign private issuer is exempt from the rules under the Exchange Act prescribing the furnishing and content of quarterly reports and proxy statements, and officers, directors and principal shareholders are exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act.

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, pursuant to the underwriting agreement, our management will provide shareholders with the foregoing financial information as part of the proxy solicitation materials sent to shareholders to assist them in assessing each specific target business we seek to acquire. Our management believes that the requirement of having available financial information for the target business may limit the pool of potential target businesses available for acquisition.

We may be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending on or after July 15, 2007. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A: RISK FACTORS

Risk associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public shareholders will receive less than $8.00 per share upon distribution of the trust account and our redeemable warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding redeemable warrants and, accordingly, the redeemable warrants will expire worthless if we liquidate before the completion of a business combination.

Under Cayman Islands law, the requirements and restrictions relating to our initial public offering contained in our amended and restated articles of association may be amended, which could reduce or eliminate the protection afforded to our shareholders by such requirements and restrictions.

Our amended and restated articles of association set forth certain requirements and restrictions relating to our initial public offering that applies to us until the consummation of a business combination. Specifically, our amended and restated articles of association provides among other things, that:

•	prior to the consummation of our initial business combination, we shall submit such business combination to our shareholders for approval;

•

we may consummate our initial business combination if: (i) approved by a majority of the ordinary shares voted by the public shareholders, and (ii) public shareholders owning less than 20% of the ordinary shares purchased by the public shareholders in our initial public offering exercise their redemption rights;

•

if our initial business combination is approved and consummated, public shareholders who voted against the business combination and exercised their redemption rights will receive their pro rata share of the trust account;

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the required time periods, then we will be dissolved and distribute to all of our public shareholders their pro rata share of the trust account; and

•

we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets certain requirements, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated articles of association prohibit the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the amended and restated articles of association under Cayman Islands law has not been settled. A court could conclude that the prohibition on amendment violated the shareholders’ implicit rights to amend the amended and restated articles of association. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our shareholders. However, we view the foregoing provisions as obligations to our shareholders and we will not take any actions to waive or amend any of these provisions.

You will not be entitled to protections normally afforded to investors of blank check companies under the United States securities laws.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000 upon the closing of our initial public offering and have made the requisite filings with the SEC, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders could be less than $7.60 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements. There is also no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public shareholders and the per-share liquidation price could be less than $7.60, plus interest, not previously released to us due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations.

Since we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business, you have no current basis to ascertain the merits or risks of the industry or target business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. For example, if we complete a business combination with a business in a regulated industry, we may be subject to various regulatory risks associated with that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003 and as of January 1, 2007, based upon publicly available information, approximately 78 similarly structured blank check companies have completed initial public offerings. Of these companies, as of January 1, 2007, 16 companies have consummated a business combination, 23 companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and four companies have been liquidated. Accordingly, as of January 1, 2007 there were approximately 35 blank check companies with more than $2.9 billion in trust that are seeking to carry out a business plan similar to our business plan. While some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, will increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that as of January 1, 2007 35 of such companies have not announced that they have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly-held blank check companies like ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 ordinary shares, par value $0.0005 per share, and 5,000,000 preferred shares, par value $0.0005 per share. As of February 1, 2007, we have 17,500,000 ordinary shares outstanding and no preferred shares outstanding. We may issue a substantial number of additional ordinary shares or preferred shares, or a combination or ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly reduce the equity interest of our then existing shareholders;

•	will likely cause a change in control if a substantial number of our ordinary shares are issued and most likely result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

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

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. We can give you no assurance that our key personnel or our directors will remain with the Company until we complete a business combination. In addition, the future role of our key personnel and our directors following a business combination cannot presently be fully ascertained. It is likely that we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers, directors and advisor may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers, directors and advisor are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers, directors and advisor may be involved or in the future may become affiliated with other businesses, including other blank check companies, which could cause a conflict of interest as to which business they may present a viable acquisition opportunity.

Our officers, directors and advisor may be involved or in the future may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Humphrey P. Polanen, a director, is the chairman of the board of directors of Sand Hill IT Security Acquisition Corp., a blank check company organized on April 15, 2004 for the purpose of acquiring an operating business in the IT security industry, which acquired St. Bernard Software, Inc., a privately-held IT security company, on July 27, 2006. Our officers, directors and advisor may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers, directors and advisor own ordinary shares which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers, directors and advisor own ordinary shares in our company, but have waived their right to receive distributions upon our liquidation upon our failure to complete a business combination. Additionally, our officers, directors and advisor have collectively agreed with the representatives of the underwriters of our initial public offering that they and certain of their affiliates or designees will purchase redeemable warrants in the open market following our initial public offering. The ordinary shares and redeemable warrants currently owned by our officers, directors and advisor and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers, directors and advisor may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, their discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers’, directors’ and advisor’s interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public shareholders’ best interest.

None of our officers and directors, and advisor will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust account unless a business combination is consummated. The amount of available proceeds is based on management estimates of the funds needed for operations and to consummate a business combination, and those estimates may prove to be inaccurate. The financial interest of our officers, directors and advisor could influence their motivation in selecting a target business as certain business combinations may involve the repayment of expenses while others may not. For instance, our officers and directors may, as part of any such combination, negotiate the repayment of some or all of their out-of-pocket expenses in excess of the amount in the trust account, which if not agreed to by the target business’ owners, could cause our officers, directors and advisor to view such potential business combination unfavorably, thereby resulting in a conflict of interest. As a result, our officers, directors and advisor may have a potential conflict of interest when determining whether or not a particular business combination is in the shareholders’ best interest.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is possible that we will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business.

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously at the time of the business combination is at least 80% of our net assets at the time of the business combination. While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination.

In the event we acquire a single target business, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

We are dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds from our initial public offering, only $714,414 was available to us initially outside the trust account to fund our working capital requirements. We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we need to search for a target company and consummate a business combination. While we are entitled to half of the interest earned on the trust account each calendar quarter, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We may encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek shareholder approval of a business combination may delay the consummation of a transaction, and our obligation to redeem into cash the ordinary shares held by public shareholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding redeemable warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem into cash a significant number of shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our officers, directors and advisor control a substantial interest in us and thus may influence certain actions requiring shareholder vote.

Our board of directors is divided into three classes, with only one class of directors being elected in each year and for a term of three years. There may not be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers, directors and advisor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, they will continue to exert control at least until the consummation of a business combination. In addition, our officers, directors and advisor and their affiliates and relatives are not prohibited from purchasing additional securities of our company in the open market. If they do, we cannot assure you that they will not have considerable influence upon the vote in connection with a business combination.

Our outstanding redeemable warrants and options may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We currently have outstanding redeemable warrants to purchase 14,375,000 ordinary shares. We have also issued an option to purchase 1,000,000 units to the representatives of the underwriters of our initial public offering which, if exercised in full, will result in the issuance of an additional 1,000,000 ordinary shares and 1,000,000 warrants, and an option to purchase 125,000 shares to an independent consultant pursuant to a consulting agreement and subject to a vesting schedule. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these redeemable warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of our issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our redeemable warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the ordinary shares underlying the redeemable warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these redeemable warrants and options are exercised, you may experience dilution to your holdings.

If our officers, directors and advisor exercise their registration rights, it may have an adverse effect on the market price our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Pursuant to a registration rights agreement, our officers, directors and advisor are entitled to demand that we register the resale of any ordinary shares held by them prior to our initial public offering at any time after the date on which these shares are released from escrow, which, except in limited circumstances, will not be before (i) six months after the consummation of a business combination with respect to 20% of the ordinary shares held in the escrow account, and (ii) April 24, 2009 with respect to the remaining 80% of the ordinary shares held in the escrow account. If they exercise their registration rights with respect to all of these ordinary shares, then there will be an additional 3,125,000 ordinary shares eligible for trading in the public market. The presence of this additional number of ordinary shares eligible for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our securities.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our ordinary shares constitute a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expenses that we have not budgeted.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns our ordinary shares and, although no compensation have been or will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations and for out-of-pocket expenses incurred in connection with our initial public offering. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because we may be deemed to have no “independent” directors, we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our ordinary shares held by the public shareholders.

Risks associated with our acquisition of a target business in the PRC

After a business combination, substantially all of our assets could be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978, China has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP, growth. We cannot assure you, however, that such growth will be sustained in the future. Moreover, the recent slowdown in the economies of the European Union and certain Asian countries may adversely affect economic growth in China. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we make an acquisition, the ability of that target business to become profitable.

Our ability to find an attractive target business with which to consummate a business combination is based on the assumption that the PRC economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

To comply with applicable PRC regulations, we may effect a business combination by paying consideration to the owners of the target business and then making contractual arrangements between our company, subsidiaries and/or affiliates, and PRC companies holding the licenses required to engage in the specific industry of the target business and its shareholders. In that case, the target business would be owned by PRC residents (most likely designated by us) rather than directly by our company. If we choose to effect this type of business combination, we would expect to negotiate agreements that are designed to give us the full economic benefits and control of direct ownership. However, these contractual arrangements may not be as effective in providing us with the same economic benefits or control over a target business as direct ownership would. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the acquisition.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by PRC law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of direct ownership over the target business.

Deterioration of China’s political relations with the United States, Europe, or other Asian nations could make PRC businesses less attractive to Western investors.

The relationship between the United States and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause potential target businesses or services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the United States, Europe, or other Asian nations and China could have a material adverse effect on our operations even after the successful completion of a business combination.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

Because PRC law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

PRC law will govern almost all of our target business’ material agreements, some or many of which could be with PRC governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The PRC legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Because most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them in the PRC.

Three of our directors and all of our officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets could be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States federal securities laws.

Because any target business with which we attempt to complete a business combination will be required to provide our shareholders with financial statements prepared in accordance with or reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek shareholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which are reconciled to, U.S. generally accepted accounting principles, or GAAP. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to China’s rules and regulations on currency conversion. In China, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises, or FIEs, are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, the entity in which we invest in China will likely be a FIE as a result of our ownership structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “current account” and a “capital account.” Currency translation within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of China.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will ultimately receive.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our operating results.

We will prepare our financial statements in United States dollars, but payroll and other costs of non-United States operations will be payable in foreign currencies, primarily the Renminbi. To the extent future revenue is denominated in non-United States currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of the Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Renminbi for our operations, appreciation of the Renminbi against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against the Renminbi, the United States dollar equivalent of the Renminbi we convert would be reduced. As of July 21, 2005, the Renminbi is no longer pegged solely to the United States dollar. Instead the PRC government introduced a managed floating exchange rate system to allow the value of the Renminbi to rise or fall by as much as 0.3% each day, based on market supply and demand and by reference to a basket of currencies. Fluctuations in the exchange rate of the Renminbi against the United States dollar or other currencies could adversely affect our ability to find an attractive target business with which to consummate a business combination and to operate our business after a business combination.

Regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Pursuant to the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, issued by SAFE on October 21, 2005, which became effective as of November 1, 2005, PRC residents are required to register with SAFE in connection with offshore investment activities. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

As a result of the lack of implementing rules and other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary registration procedures required by the SAFE regulations. Although we will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, we have no control over either our shareholders or the outcome of such registration procedures. These uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

The PRC government recently adopted a new M&A regulation which establishes more complex procedures for acquisitions conducted by foreign investors which could make it more difficult for us to implement our acquisition strategy.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. The New M&A Rule established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For instance, the New M&A Rule requires MOFCOM’s approval for any acquisition by a foreign investor of a PRC domestic enterprise using any of its securities as part of the consideration. Accordingly, if we undertake a business combination with a PRC domestic enterprise using any of our securities as consideration, we will need to obtain MOFCOM’s approval for the business combination. In addition, approvals of other PRC regulatory agencies may also be required under the New M&A Rule depending on how our business combination is ultimately structured. As a result, complying with the New M&A Rule to complete a business combination could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete a business combination in a timely manner or at all.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Additional risk related to our company

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under Cayman Islands law.

We are a company incorporated under the laws of the Cayman Islands, and substantially all of our assets are located outside the United States. In addition, a majority of our directors and executive officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or executive officers.

Our corporate affairs are governed by our memorandum and articles of association, the Cayman Islands Companies Law (2004 Revision) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

If we are determined to be a passive foreign investment company, or PFIC, for United States federal income tax purposes, U.S. holders could be subject to adverse United States federal income tax consequences. Specifically, if we are determined to be a PFIC for any taxable year, each U.S. holder may be subject to increased tax liabilities under U.S. tax laws and regulations and may be subject to additional reporting requirements. The determination of whether we are a PFIC will be made on an annual basis and will depend on the composition of our income and assets, including goodwill. The calculation of goodwill will be based, in part, on the market value of our ordinary shares from time to time, which may be volatile. In general, we will be classified as a PFIC for any taxable year in which either (1) at least 75% of our gross income is passive income or (2) at least 50% of the value (determined on the basis of a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income. For purposes of these tests, cash, including working capital, and investments are considered assets that produce or are held for the production of passive income. Because our primary asset in 2006 consisted of cash, which is considered a passive asset for purposes of the PFIC tests, it is possible that we may be deemed to be a PFIC for the taxable year ending in December 31, 2006. Alternatively, it is possible that we may qualify for an exception provided in Section 1298(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”) for certain start-up companies if we are not deemed to be a PFIC for taxable years 2007 or 2008. We cannot assure you that we will not be a PFIC in 2006 or in any future year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules and the advisability of making a mark-to-market election with respect to our ordinary shares for taxable year 2006 under Section 1296 of the Code in order to ameliorate certain of the consequences if it is determined that we are a PFIC for such taxable year.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Facilities

We maintain our executive offices at 23rd Floor, Shun Ho Tower, 24-30 Ice House Street, Central, Hong Kong, China. The cost for this space provided by FDC Consultants Limited, an affiliate of Franklin D. Chu, our co-chief executive officer, is $7,500 per month and includes certain other additional services provided by FDC Consultants Limited pursuant to a letter agreement between us and FDC Consultants Limited. We believe that based on rents and fees for similar services in the Hong Kong Central area, the fee charged by FDC Consultants Limited is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3: LEGAL PROCEEDINGS

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units have been traded on the American Stock Exchange under the symbol “SHA.U” since our initial public offering on April 25, 2006. Our ordinary shares and warrants began trading on the American Stock Exchange under the symbols “SHA” and “SHA.WS”, respectively, on July 26, 2006. The following table sets forth the range of the quarterly high and low sales prices of our units, ordinary shares and warrants for the periods indicated.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
Second Quarter of 2006 (beginning on April 25, 2006 with respect to our units)	8.65	8.02	n/a	n/a	n/a	n/a
Third Quarter of 2006 (beginning on July 26, 2006 with respect to our ordinary shares and warrants)	8.05	7.76	7.30	7.02	0.80	0.60
Fourth Quarter of 2006	8.75	7.75	7.36	7.10	1.59	0.65

As of December 31, 2006, we had approximately one holder of record of our units, six holders of record of our ordinary shares and one holder of record of our warrants. We have not paid any dividends on our ordinary shares to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the period from April 25, 2005 (date of inception) to December 31, 2005, the year ended December 31, 2006, and the period from April 25, 2005 (date of inception) to December 31, 2006 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

(Expressed in United States Dollars)

Statement of Operations Data:

	Period from April 25, 2005 (date of inception) to December 31, 2005	Year ended December 31, 2006	Period from April 25, 2005 (date of inception) to December 31, 2006
Revenues	$—	$—	$—
Operating expenses	(14,156)	(1,424,953)	(1,439,109)

Operating loss	(14,156)	(1,424,953)	(1,439,109)
Interest income	—	3,622,522	3,622,522
Increase in fair value of warrants liability	—	(10,347,796)	(10,347,796)

Net loss before income tax expense	(14,156)	(8,150,227)	(8,164,383)
Income tax expense	—	—	—

Net loss	$(14,156)	$(8,150,227)	$(8,164,383)

Basic net loss per share	(0.01)	(0.63)	(0.97)

Diluted net loss per share	(0.01)	(0.63)	(0.97)

Balance Sheet Data:

	December 31,
	2005	2006
Cash and cash equivalents	$24,227	$1,023,328
Restricted cash equivalents held in Trust Account	—	111,296,035
Total assets	92,356	112,483,953

Total liabilities	81,512	23,074,565
Ordinary shares subject to redemption	—	22,198,962
Total shareholders’ equity	10,844	67,210,426
Total liabilities, ordinary shares subject to redemption and shareholders’ equity	92,356	112,483,953

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and the factors detailed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2006. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues for the year ended December 31, 2006.

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

For the year ended December 31, 2006, we earned interest income of $3,622,522, and incurred operating expenses of approximately $1,424,953. We had no significant operations in 2006. Our expenses in 2006 consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded a warrant revaluation loss of $10,347,796 for the year ended December 31, 2006, with respect to remeasurement to the fair value of the warrants liability during the year.

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

On April 28, 2006, in connection with our initial public offering, we sold to the underwriters, for $100, an option to purchase up to a total of 1,000,000 units as compensation for their services. The units issuable upon exercise of the option are identical to those offered in our initial public offering, except that the warrants have an exercise price of $7.50. The option expires on April 23, 2011 and is exercisable at $10.00 per unit commencing on the later of (a) the completion of a business combination, or (b) April 24, 2007. In lieu of the payment of the exercise price, the option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder and cannot be redeemed for cash by us or the option holder.

Pursuant to Rule 2710(g)(1) of the NASD Conduct Rule, the option to purchase 1,000,000 units is deemed to be underwriting compensation and therefore upon exercise, the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of our initial public offering.

In June 2006, we engaged an independent consultant to assist us in matters related to a business combination. The term of the contract is three years expiring on June 8, 2009 unless terminated earlier. As part of his compensation for services provided to us, we granted to the consultant (i) an option to purchase 50,000 ordinary shares which vests six months after the consummation of a business combination and (ii) an option to purchase 75,000 ordinary shares which vests on April 24, 2009, provided the consulting agreement has not been terminated prior to the date on which either option become vested. The exercise price of both options is $7.10, the closing market price of our ordinary shares on the first day that they were traded on the American Stock Exchange. Both options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) October 24, 2007 if a business combination is not consummated on or prior to such date and we have not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a business combination is not consummated on or prior to such date. We have determined that the estimated fair value of these options on the date of grant was approximately $2.064 per share or an aggregate of $258,000 using the lattice option pricing model. We have accounted for these share options under the fair value method of Statement of Financial Accounting Standards No.123 (revised 2004) by recording compensation based on the fair value at grant date for such awards and amortizing the compensation amount over the expected term of the consulting contract which approximates the expected life of the option. The amount of compensation recognized for these share options was $65,711 for the year ended December 31, 2006.

Critical Accounting Policies

Share-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. Under SFAS 123R, we are required to measure the cost of all share-based payment transactions based on their grant-date fair value and recognize the cost as an expense in our financial statements over the requisite service period, which is generally the period from the date of grant to the date when the share compensation is no longer contingent upon additional service from the option holder, or the vesting period.

Since the date of incorporation, we have issued a unit purchase option to the underwriters in April 2006 for services provided in connection with our initial public offering and two share options in June 2006 to an independent consultant for services provided in connection with a business combination. We determine the fair value of these share options as of the grant date using a lattice option pricing model. Under this model, we make a number of assumptions regarding the fair value of the options, including:

•	the expected volatility of our future ordinary share price;

•	the expected dividend rate; and

•	the expected life of the options.

To determine the estimated fair value of our share options, we believe that the expected volatility is the most subjective assumptions due to the lack of trading history of our ordinary shares. Changes in the volatility assumption could significantly impact the estimated fair values of the options calculated by the lattice option pricing model. Expected volatility is estimated based upon the average volatility of an index of certain guideline companies for a period that is commensurate with the life of the options. Guideline companies were used because we did not have a trading history at the time the options were issued and prior to having sufficient share price history to calculate our own volatility, we believe the average volatility of the guideline companies is a reasonable benchmark to use in estimating the expected volatility of our ordinary shares.

For the unit purchase option issued to the underwriters, we used an expected volatility of 33.7779%, expected dividend yield of 0% and a risk-free interest rate of 5.2390%. For the options granted to the independent consultant, we used an expected volatility of 20%, expected life of the options of 3 years, expected dividend yield of 0% and a risk-free interest rate of 4.97%. Based on a lattice option pricing model, the estimated fair value of the unit purchase option was $2.5724 per unit or an aggregate of $2,572,499 and the estimated fair value of the share options issued to the independent consultant was $2.064 per share or an aggregate of $258,000.

Changes in our estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of our share options determined under the binomial valuation model and, as a result, our net loss.

Warrants liability

Under the terms of the warrant agreement, no warrants will be exercised unless at the time of exercise a prospectus relating to ordinary shares issuable upon exercise of the warrants is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. We have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to ordinary shares issuable upon exercise of the redeemable warrants until the expiration of the warrants. The warrant agreement does not specify the consequences or penalty imposed against us in the event we are unable to file and complete an effective registration statement to deliver registered shares.

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that we are unable to deliver registered shares, then net-cash settlement is assumed if we are unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). As a consequence of EITF No. 00-19, a derivative within the parameters must be classified as an asset or a liability because share settlement is not within our control. Accordingly, in connection with the issuance of the units upon the initial public offering, we were required to record the fair value of the warrants as a liability with any changes in the fair value of the warrants at each reporting date being recorded through our statement of operations. The warrants will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to revise the warrant agreement to specify (a) whether net-cash settlement would be permitted or required or (b) how the contract would be settled in the event that we are unable to deliver registered shares.

We have determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on December 31, 2006 was approximately $0.87 and $1.59 per warrant, respectively, or an aggregate of $12,508,454 and $22,856,250, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if we do not consummate a business combination within the prescribed period and liquidates. The fair value of the warrants as of December 31, 2006 was based on a quoted market price.

The volatility calculation of 33.7779% was based on the latest five year average volatility of an index of 447 companies drawn from the Shanghai Stock Exchange Composite Index, or the Shanghai Index, that have been trading for at least five years and that have market capitalizations of less than $400 million. Since we did not have a trading history at the time the option was issued, we estimated the potential volatility of our ordinary share price by referring to the latest five year average volatility of the Shanghai Index because our management believes that the average volatility of such index was a reasonable benchmark to use in estimating the expected volatility of our ordinary shares after consummation of a business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, to the extent we do not consummate a business combination within the prescribed time period and liquidate, the underwriters’ option would become worthless.

Amount of equity subject to possible redemption

We are required to obtain shareholder approval for any business combination of a target business. In the event that our public shareholders owning 20% or more of the ordinary shares sold in our initial public offering vote against a business combination, we will not proceed with a business combination if the public shareholders exercise their redemption rights. That is, we can still effect a business combination if the public shareholders owning up to approximately 19.99% of the ordinary shares sold in the Public Offering exercise their redemption rights.

Such redemption obligation with respect to up to 19.99% of the ordinary shares sold in our initial public offering will exist regardless of how a business combination is structured. That is, we would be required to redeem up to an amount equal to the product of approximately 19.99% of the 14,375,000 ordinary shares sold in the public offering (or 2,873,563 ordinary shares) multiplied by an initial cash per-share redemption price of $7.60. The actual per-share redemption price will be equal to the quotient of the amount in our trust account plus all accrued interest not previously released to us, as of two business days prior to the proposed consummation of the business combination, divided by 14,375,000 ordinary shares.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, we have classified 19.99% of the net proceeds from the public offering, or $21,839,075, and the related accrued interest of approximately $359,887 outside permanent equity as of December 31, 2006.

Recently issued accounting standards

Please refer to note 2.6 of our audited financial statements disclosed under Item 8 for details.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

We have agreed to pay FDC Consultants Limited, a company owned and managed by Mr. Chu, our co-chief executive officer, $7,500 per month for office space and general and administrative services including secretarial support until (i) the consummation of a business combination, (ii) 18 months after our initial public offering if we do not effect a business combination or (iii) 24 months after our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of our initial public offering and we have not effected a business combination. Other than the $7,500 per month fee payable to FDC Consultants Limited for office space and general and administrative services, as of December 31, 2006, we had no contractual obligations or commitments.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	33

Balance sheets as at December 31, 2005 and December 31, 2006	34

Statements of operations for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the period from April 25, 2005 (date of inception) to December 31, 2006	35

Statements of shareholders’ equity for the period from April 25, 2005 (date of inception) to December 31, 2005 and for the year ended December 31, 2006	36

Statements of cash flows for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the period from April 25, 2005 (date of inception) to December 31, 2006	37

Notes to financial statements for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the period from April 25, 2005 (date of inception) to December 31, 2006

38-48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Shanghai Century Acquisition Corporation:

We have audited the accompanying balance sheets of Shanghai Century Acquisition Corporation (a development stage of enterprise) as of December 31, 2005 and 2006, and the related statements of operations, shareholders’ equity and cash flows for the period from April 25, 2005 (date of inception) to December 31, 2005, the year ended December 31, 2006 and the period from April 25, 2005 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shanghai Century Acquisition Corporation as of December 31, 2005 and 2006, and the results of its operations and its cash flows for the period from April 25, 2005 (date of inception) to December 31, 2005, the year ended December 31, 2006 and the period from April 25, 2005 (date of inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, in the event that the Company does not consummate a Business Combination within 18 months from the date of the completion of the Public Offering (or 24 months from the completion of the Public Offering if certain extension criteria have been satisfied), the Company will be dissolved and the proceeds held in the Trust Account will be distributed to the Company’s public shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China

March 6, 2007

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS DECEMBER 31, 2005 AND DECEMBER 31, 2006

(Expressed in United States Dollars)

		December 31:
	Note	2005	2006
ASSETS

Current assets
Cash and cash equivalents		$24,227	$1,023,328
Restricted cash equivalents held in Trust Account	2.2	—	111,296,035
Deferred offering costs		68,129	—
Amount due from a related company	5	—	5,750
Receivable from underwriters		—	100
Prepayments, deposits and other receivables		—	48,048

Total current assets		92,356	112,373,261

Property, plant and equipment
Leasehold improvements		—	90,911
Computer and office equipment		—	32,143

		—	123,054
Less : accumulated depreciation		—	(12,362)

		—	110,692

Total assets		$92,356	$112,483,953

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses		$22,182	$199,582
Amounts due to founders	4	59,330	18,733
Warrants liability	6	—	22,856,250

Total current liabilities		81,512	23,074,565

Total liabilities		$81,512	$23,074,565

Ordinary shares subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $359,887)	7	—	22,198,962

Shareholders’ equity
Ordinary shares—$0.0005 par value; 5,000,000 shares authorized; 3,125,000 issued and outstanding at December 31, 2005; 17,500,000 issued and outstanding at December 31, 2006		1,562	8,750
Preferred shares—$0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2005 and December 31, 2006	9	—	—
Additional paid-in capital	8	23,438	73,153,546
Unit purchase option	3	—	2,572,400
Deficit accumulated during the development stage		(14,156)	(8,524,270)

Total shareholders’ equity		$10,844	$67,210,426

Commitments and contingencies	5

Total liabilities, ordinary shares subject to redemption and shareholders’ equity		$92,356	$112,483,953

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31,2006

(Expressed in United States Dollars)

	Note	Period from April 25, 2005 (date of inception) to December 31, 2005	Year ended December 31, 2006	Period from April 25, 2005 (date of inception) to December 31, 2006
Revenues		$—	$—	$—
Operating expenses		(14,156)	(1,424,953)	(1,439,109)

Operating loss		(14,156)	(1,424,953)	(1,439,109)
Interest income		—	3,622,522	3,622,522
Increase in fair value of warrants liability	6	—	(10,347,796)	(10,347,796)

Net loss before income tax expense		(14,156)	(8,150,227)	(8,164,383)
Income tax expense	2.4	—	—	—

Net loss		$(14,156)	$(8,150,227)	$(8,164,383)

Basic net loss per share	2.7	$(0.01)	$(0.63)	$(0.97)

Diluted net loss per share	2.7	$(0.01)	$(0.63)	$(0.97)

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005

AND FOR THE YEAR ENDED DECEMBER 31, 2006

(Expressed in United States Dollars)

	Ordinary shares		Additional paid-in capital	Unit purchase option	Deficit accumulated during the development stage	Shareholders’ equity
	Shares	Amount
Ordinary shares issued :

April 25, 2005	1,062,500	$531	$10,094	$—	$—	$10,625
October 21, 2005	2,062,500	1,031	13,344	—	—	14,375
Net loss	—	—	—	—	(14,156)	(14,156)

Balance at December 31, 2005	3,125,000	1,562	23,438	—	(14,156)	10,844

Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriters’ discount and offering expenses	14,375,000	7,188	109,984,326	—	—	109,991,514

Reclassification of warrants (Note 6)	—	—	(12,508,454)	—	—	(12,508,454)

Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (Note 7)	—	—	(21,839,075)	—	(359,887)	(22,198,962)

Unit purchase option (Note 3)	—	—	(2,572,400)	2,572,400	—	—

Amortization of share options (Note 10)	—	—	65,711	—	—	65,711

Net loss	—	—	—	—	(8,150,227)	(8,150,227)

Balance at December 31, 2006	17,500,000	$8,750	$73,153,546	$2,572,400	$(8,524,270)	$67,210,426

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

(Expressed in United States Dollars)

	Period from April 25, 2005 (date of inception) to December 31, 2005	Year ended December 31, 2006	Period from April 25, 2005 (date of inception) to December 31, 2006
Cash flows from operating activities

Net loss	$(14,156)	$(8,150,227)	$(8,164,383)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation	—	12,362	12,362
Interest income	—	(2,046,035)	(2,046,035)
Amortization of share options	—	65,711	65,711
Increase in fair value of warrants liability	—	10,347,796	10,347,796
Increase in amount due from a related company	—	(5,750)	(5,750)
Increase in accrued expenses	22,182	177,400	199,582
Increase in prepayments, deposits and other receivables	—	(48,048)	(48,048)

Net cash provided by operating activities	8,026	353,209	361,235

Cash flows from investing activities

Purchase of restricted cash equivalents in trust account	—	(109,250,000)	(109,250,000)
Purchase of property, plant and equipment	—	(123,054)	(123,054)

Net cash used in investing activities	—	(109,373,054)	(109,373,054)

Cash flows from financing activities

Proceeds from issuance of ordinary shares to founders	25,000	—	25,000
Payment of offering costs	(68,129)	—	(68,129)
Proceeds from amounts due to founders	59,330	182,581	241,911
Repayment of amounts due to founders	—	(223,178)	(223,178)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	—	110,059,543	110,059,543

Net cash provided by financing activities	$16,201	$110,018,946	$110,035,147

Net increase in cash and cash equivalents	24,227	999,101	1,023,328
Cash and cash equivalents at beginning of period/year	—	24,227	—

Cash and cash equivalents at end of period/year	$24,227	$1,023,328	$1,023,328

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

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

The registration statement for the Company’s initial public offering (as discussed in Note 3 below) (the “Public Offering”) was declared effective April 24, 2006. The Company completed the Public Offering on April 28, 2006 and received net proceeds of $109,991,514. The Company intends to use substantially all of the net proceeds of the Public Offering to acquire a target business (“Business Combination”), including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination, and the payment of legal and accounting expenses and advisory and investment banking fees payable in connection with the Business Combination. There is no assurance, however, that the Company will be able to successfully effect a Business Combination.

As at December 31, 2006, an amount of $111,296,035 (including interest), representing the net proceeds plus investment income, was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds (see note 2.2). The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) distribution of the Trust Account as described below.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

Basis of Presentation

The Company’s financial statements are prepared and presented in accordance with US generally accepted accounting principles. Further, these financial statements have been prepared on a going concern basis. The ability of the Company to continue as a going concern is predicated upon the consummation of a Business Combination in accordance with the terms and conditions described above. These financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

The restricted cash equivalents held in the Trust Account as at December 31, 2006 consist of U.S. government treasury bills purchased with an original maturity of three months or less at date of acquisition. The Company classifies this investment as held-to-maturity securities as the Company has the ability and intent to hold the securities until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums, or discounts, if any. Interest income, including amortization of the premium and discount arising at acquisition is recorded on an accrual basis.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

2.4	Income taxes:

Under current Cayman Islands laws, the Company is not subject to income tax, and accordingly, no income tax benefit or deferred tax asset has been recognized in respect of the net losses incurred.

2.5	Property, plant and equipment:

Fixed assets are stated at cost. Depreciation is calculated on straight-line basis over the estimated useful lives of the assets. The estimated useful live of computer and office equipment is 2 years. Leasehold improvements are depreciated over 2 years which is the term of the lease.

2.6	Recently issued accounting standards:

FASB Interpretation No. 48 (“FIN 48”)

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statements No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 will be effective for the accounting period from January 1, 2007. Management does not expect the adoption of this interpretation to have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 157 (“FAS 157”)

In September 2006, the FASB issued FAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for the accounting period from January 1, 2008. The Company is in the process of evaluating the impact of this standard.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

2.7	Basic and diluted net loss per share:

For the periods concerned, the number of shares used in the calculation of basic and diluted net loss per share is as follows:

	Period from April 25, 2005 (inception) to December 31, 2005	Year ended December 31, 2006	Period from April 25, 2005 (date of inception) to December 31, 2006
Net loss	$(14,156)	$(8,150,227)	$(8,164,383)

Denominator:
Basic weighted average shares	1,654,133	13,010,274	8,383,015
Effect of dilutive redeemable warrants	—	—	—
Effect of dilutive share options	—	—	—

Diluted weighted average shares	1,654,133	13,010,274	8,383,015

Basic loss per share	$(0.01)	$(0.63)	$(0.97)

Diluted loss per share	$(0.01)	$(0.63)	$(0.97)

During the periods presented, the Company’s dilutive potential common shares outstanding consist of 14,375,000 redeemable warrants, 2,000,000 ordinary shares issuable upon exercise of the unit purchase option, and 125,000 share options. The computation of diluted loss per share for the periods presented, did not assume conversions of redeemable warrants, the unit purchase option or the share options because, when applying the if-converted method, as the effect of these conversions was anti-dilutive.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

2.8	Stock-Based Compensation Expense:

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

The Company used lattice-binomial option-pricing model (“lattice-binomial model”) as a method of valuation for share-based awards. For additional information, see Note 10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

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

The sale of the underwriters’ option was accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and was measured at its fair value on the date of the sale in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment. The Company has determined, based upon a lattice model, that the estimated fair value of the option on the date of sale was approximately $2.5724 per unit or an aggregate of $2,572,400, assuming an expected life of 56 months, volatility of 33.7779% and a risk-free interest rate of 5.2390%.

The volatility calculation of 33.7779% is based on the latest five year average volatility of an index of 447 companies drawn from the Shanghai Stock Exchange Composite Index that had been trading for at least five years and that had market capitalizations of less than $400 million (“Index”). Since the Company did not have a trading history at the time the option was issued, the Company estimated the potential volatility of its common stock price by referring to the latest five year average volatility of the Index because management believes that the average volatility of such index was a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock after consummation of a business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to this option, to the extent the Company does not consummate a Business Combination within the prescribed time period and liquidates, the underwriters’ option would become worthless.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

NOTE 4—AMOUNT DUE TO FOUNDERS

The founders of the Company have entered into a revolving credit agreement with the Company in the amount of $125,000. Advances under the credit facility were interest-free and payable before October 22, 2006.

For the period from April 25, 2005 (inception) to December 31, 2006, the Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $114,094 to pay a portion of the expenses of the Public Offering such as the Securities and Exchange Commission registration fee, National Association of Securities Dealers registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was reimbursed to one of the founders.

As of December 31, 2006, the amount due to the founders was $18,733.

NOTE 5—AMOUNT DUE FROM A RELATED COMPANY

The Company has agreed to pay FDC Consultants Limited, a company owned and managed by Mr. Franklin D. Chu, the Company’s co-chief executive officer, $7,500 per month for office space and general and administrative services including secretarial support commencing on April 24, 2006 and continuing until (i) the consummation of a Business Combination, (ii) 18 months from commencement of the Public Offering if the Company does not effect a Business Combination, or (iii) 24 months from the consummation of the Public Offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of commencement of the Public Offering and the Company has not effected a Business Combination.

In addition, the Company prepaid $5,750 as at December 31, 2006 for certain office and secretarial services according to the service agreement.

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

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

NOTE 6—WARRANTS LIABILITY (continued)

required and (b) the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net-cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). As a consequence of EITF No. 00-19, a derivative within the parameters must be classified as an asset or a liability because share settlement is not within the company’s control. Accordingly, in connection with the issuance of the units (see Note 3), the Company was required to record the fair value of the warrants as a liability with any changes in the fair value of the warrants at each reporting date being recorded through the Company’s statement of operations. The warrants will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to revise the warrant agreement to specify (a) whether net-cash settlement would be permitted or required or (b) how the contract would be settled in the event that the company is unable to deliver registered shares.

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on December 31, 2006 was approximately $0.87 and $1.59 per warrant, respectively, or an aggregate of $12,508,454 and $22,856,250, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if the Company does not consummate a Business Combination within the prescribed period and liquidates. The fair value of the warrants as of December 31, 2006 was based on a quoted market price.

NOTE 7 – AMOUNT OF EQUITY SUBJECT TO POSSIBLE REDEMPTION

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $359,887 outside permanent equity as of December 31, 2006.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

NOTE 8—PROCEEDS FROM PUBLIC OFFERING

The following is the classification of the net proceeds from the Public Offering:

Classified as liability:
Warrants liability (note 6)	$12,508,454

Classified outside of permanent equity:
Amount subject to possible redemption at $7.60 per share (note 7)	$21,839,075

Classified as permanent equity:
Additional paid-in capital	$73,064,397
Par value of 14,375,000 ordinary shares at $0.0005 per par value	7,188
Unit purchase option (note 3)	2,572,400

$75,643,985

Net proceeds from the Public Offering	$109,991,514

NOTE 9—PREFERRED SHARES

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares have been issued during the periods presented.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

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

The Company has determined that the estimated fair value of these options on the date of grant was approximately $2.064 per share or $258,000 using the lattice option pricing model. The risk-free rate for the expected term of the option is based on the 3 year US Treasury Yield as at the issue date.

	Period from April 25, 2005 (inception) to December 31, 2005	Year ended December 31, 2006	Period from April 25, 2005 (date of inception) to December 31, 2006
Valuation assumptions

Expected dividend yield	—	0%	0%
Expected volatility	—	20%	20%
Expected term(years)	—	3	3
Risk-free interest rate	—	4.97%	4.97%

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO DECEMBER 31, 2006

NOTE 10—SHARE OPTIONS (continued)

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted	125,000	$7.1

Balance at December 31, 2006	125,000	$7.1	2.5	26,250

Exercisable at December 31, 2006	—	—	—	—

The weighted average grant date fair value of options granted during the year 2006 was $2.064 (2005: Nil).

Nonvested shares	Number of shares	Weighted average grant- date fair value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted	125,000	$2.064

Balance at December 31, 2006	125,000	$2.064

The Company has accounted for these share options under the fair value method of SFAS 123 (R) by recording compensation based on the fair value at grant date for such awards and amortizing the compensation amount over the expected term of the consulting contract which approximates the expected life of the option. The amount of compensation recognized for these share options was $65,711 for the year ended December 31, 2006. At December 31, 2006, there was $192,289 of total unrecognized compensation cost related to nonvested share options. The cost is expected to be recognized over a weighted average period of 1.7 years.

Quarterly Results of Operations (unaudited)

You should read the following tables presenting our quarterly results of operations in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for six quarters ended December 2006.

	Quarter ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	In US dollars
Statement of Income Data:	(Unaudited)
Revenue	$—	$—	$—	$—	$—	$—
Operating expenses	(5,306)	(1,564)	(40,327)	(326,788)	(265,071)	(792,767)

Operating loss	(5,306)	(1,564)	(40,327)	(326,788)	(265,071)	(792,767)
Interest income	—	—	—	932,719	1,330,544	1,359,259
Revaluation of warrants liability	—	—	—	(1,654,936)	4,100,890	(12,793,750)

Net (loss)/income before income tax expenses	(5,306)	(1,564)	(40,327)	(1,049,005)	5,166,363	(12,227,258)
Income tax expense	—	—	—	—	—	—

Net (loss)/income	$(5,306)	$(1,564)	$(40,327)	$(1,049,005)	$5,166,363	$(12,227,258)

Basic net (loss)/earnings per share	$(0.01)	$(0.00)	$(0.01)	$(0.08)	$0.30	$(0.70)

Diluted net (loss)/earnings per share	$(0.01)	$(0.00)	$(0.01)	$(0.08)	$0.26	$(0.70)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the act is accumulated and communicated to our management, including our executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Kai Yiu Lo	58	Chairman of the Board and co-chief executive officer
Franklin D. Chu	58	Director and co-chief executive officer
Ronald Joseph Arculli	68	Director
Humphrey P. Polanen	57	Director

Anthony Kai Yiu Lo is the chairman of our board of directors and our co-chief executive officer. He is a permanent resident of the Hong Kong SAR. Mr. Lo has been engaged in direct investments in PRC and other Asian companies for over 20 years as a successful investor, investment banker and founder and manager of direct investment funds. Mr. Lo was a founder and principal shareholder of Advantage Limited, established in 1999 with capital of HK$300 million to acquire Hong Kong and PRC companies in the sub-prime consumer finance area. Advantage Limited was sold to Standard Chartered Bank in late 2004 for close to HK$1 billion. From 1994 to 1999, Mr. Lo was a managing director and a member of the management committee of HG Asia Limited, or HG, an independent pan-Asian (ex-Japan) broker/dealer/investment-banking house that was acquired by its management and a financial partner in 1992 from Bank of America for US$20 million and then sold to ABN Amro Bank in 1997 for more than US$600 million. Mr. Lo managed HG’s investment banking business and HG’s participation in a Taiwan fund management company and promoted HG’s two direct investment vehicles in China, China North Industries Investment Limited and the Shanghai Growth Fund. From 1988 to 1993, Mr. Lo was the founder, chairman and a managing director of Suez Asia Capital Management Company Limited, the manager of Apac Holdings, a direct investment fund capitalized at US$150 million that invested in eight Asian countries. Mr. Lo was a member of the listing committee of the Stock Exchange of Hong Kong from 1998 to 2006 and a member of the Takeovers and Mergers Panel and Appeals Committee of the Securities and Futures Commission of Hong Kong from 1994 to 2001. He is an independent non-executive director of the New York Stock Exchange-listed Taiwan Fund Inc. Mr. Lo serves as an independent non-executive director and chairman of the audit committee of the following Hong Kong publicly listed companies: IDT International Limited, Playmates Holdings Limited and Tristate Holdings Limited. He also serves as an independent non-executive director and member of the audit committee of the Hong Kong Stock Exchange-listed Convenience Retail Asia Limited. Mr. Lo was qualified as a chartered accountant by the Institute of Chartered Accountants of Ontario and is a member of the Hong Kong Institute of Certified Public Accountants. He speaks English and the Mandarin and Cantonese dialects of Chinese.

Franklin D. Chu is a member of our board of directors and our co-chief executive officer. He is a permanent resident of the Hong Kong SAR. He is also chairman and managing director of FDC Consultants Limited, a consulting company that concentrates on China-related transactions. From 1984 to March 2005, Mr. Chu was the chair of the Asia Practice Group of the international law firm Kaye Scholer LLP and managing partner of the firm’s Hong Kong office. For the past 25 years, Mr. Chu has counseled some of the largest multinational corporations and best-known private equity and venture capital funds as well as aggressive entrepreneurs in making acquisitions and divestitures in China. He has successfully negotiated investments in a wide range of industries, including manufacturing, pharmaceuticals, chemicals, petrochemicals, insurance, heavy machinery, automotive components, white goods, cosmetics, consumer products, construction, real property, hotels and resorts, publishing, financial services, software and internet. Mr. Chu has also advised both state-owned and privately-owned PRC and other Asian companies in issuing equity and debt securities in international capital markets. Mr. Chu has been listed in Euromoney’s Guide to the World’s Leading Mergers and Acquisition Lawyers, Euromoney’s Guide to the World’s Leading Capital Markets Lawyers and Asia Law’s Guide to Asia’s Leading Lawyers. Mr. Chu received his A.B.

from Harvard College and his J.D. from the Yale Law School where he was an editor of The Yale Law Journal. He is a member of the Hong Kong Leadership Council of the Asia Foundation. He speaks English, Mandarin Chinese and French.

Ronald Joseph Arculli, GBS, CVO, OBE, JP, is a member of our board of directors. Mr. Arculli is a permanent resident of the Hong Kong SAR. He is the chairman of the Hong Kong Exchanges and Clearing Limited and a member of the Executive Council of the Government of the Hong Kong SAR. Mr. Arculli is the founder of Arculli and Associates and served as its managing partner until January 1, 2006. He is also a senior partner of Arculli, Fong & Ng, Hong Kong lawyers, and admitted as a solicitor and barrister in Hong Kong as well as a barrister and solicitor in Victoria, Australia. Mr. Arculli is currently a non-executive director of the Hong Kong Mortgage Corporation and serves on the board of the following publicly listed Hong Kong companies: Hutchison Harbour Ring Ltd., SCMP Group Ltd., Sino Hotels (Holdings) Ltd., Sino Land Company Ltd., Tsim Sha Tsui Properties Ltd., Hongkong Electric Holdings Ltd., HKR International Ltd. and Hang Lung Properties Ltd. He also currently serves as a member of the Global Advisory Board of the Institute of International Business at the University of Colorado. Mr. Arculli previously served as a member of the Legislative Council of Hong Kong from 1988 to 2000 and on Hong Kong’s Judicial Service Commission, Independent Commission Against Corruption Advisory Committee, Council for Academic Accreditation, and Air Transport Licensing Authority. Mr. Arculli was also the chairman of the Hong Kong Jockey Club from 2002 to 2006. He was also formerly with the Hong Kong law firm of Woo Kwan Lee & Lo from 1975 to 2000, when he retired as managing partner of the firm. Mr. Arculli was awarded a Gold Bauhinia Star medal from the Government of the Hong Kong SAR in 2001. He speaks English and the Cantonese dialect of Chinese.

Humphrey P. Polanen is a member of our board of directors. He is a permanent resident of the U.S. He is the chairman of the board of directors of Sand Hill IT Security Acquisition Corp. (OTCBB: SHQC), an SEC reporting blank check company formed to acquire a business in the IT security industry. On July 26, 2006, Sand Hill acquired St. Bernard Software, Inc., a privately-held IT security company. Mr. Polanen has had a career as an entrepreneur, a global executive for leading technology companies and an international corporate lawyer. From January 2000 until December 2003, Mr. Polanen served as founder and Managing Director of Internet Venture Partners, a strategic consulting and venture capital management firm for technology companies. From February 1998 through February 1999, he was President and CEO of Trustworks Systems, a European software company. Between 1995 and 1998 he was General Manager of two operating divisions of Sun Microsystems, where he was responsible for executing Sun’s vision of being the global leader in secure networks and systems. From 1981 to 1995, he was with Tandem Computers (acquired by Compaq/Hewlett-Packard), where he held several executive positions in business and corporate development, creating worldwide distribution channels. In addition, as Director of Ventures he structured and was a board member of two ventures in China, one of which was Shanghai Hua Teng Software Systems Co., Ltd. As a founder of the Heritage Bank of Commerce in 1994, Mr. Polanen helped to guide a new business bank in Silicon Valley from the startup phase to a successful Nasdaq listing in September 1998 and has served as a member of its board of directors and chair of the board’s audit committee for ten years. Mr. Polanen is a graduate of Hamilton College and Harvard Law School, where he was an editor of the Harvard International Law Journal. He speaks English, Spanish and Dutch.

Our board of directors is divided into three classes with only one class of directors being elected in each year. At our annual general meeting of shareholders in 2005, directors designated as Class I directors were elected for a one-year term, directors designated as Class II directors were elected for a two-year term and directors designated as Class III directors were elected for a three-year term. Mr. Polanen is a Class I director, Mr. Arculli is a Class II director and both Messrs. Chu and Lo are Class III directors. At each succeeding annual general meeting of shareholders beginning with our combined 2006/2007 annual general meeting which is expected to be held later in 2007, successors to the class of directors whose terms expire at that meeting will be elected for a three-year term.

Our board of directors, with our advisor, will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity, other than Mr. Polanen, who is the chairman of the board of directors of Sand Hill IT Security Acquisition Corp., a blank check company organized on April 15, 2004 for the purpose of acquiring an operating business in the IT Security Industry, which acquired St. Bernard Software, Inc., a privately-held IT security company, on July 27, 2006. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect an acquisition although there is no assurance that they will, in fact, be able to do so.

Advisor

We also currently have an advisor with expertise in investing in PRC companies as well as broad business experience. Although we do not intend to rely substantially on this advisor in order to accomplish our business purpose, we anticipate that he will advise us concerning our acquisition of a target business. Our advisor is employed by or affiliated with organizations other than us and has other commitments that may conflict or compete with our interests. His biography is set forth below:

Dr. Raymond Ch’ien, a permanent resident of Hong Kong, is our advisor. He currently serves as the chairman of CDC corporation (NASDAQ: CHINA) and as a non-executive chairman of both MTR Corporation Ltd. and HSBC Private Equity (Asia) Limited. He also serves on the boards of directors of HSBC Holdings plc, The Hongkong and Shanghai Banking Corporation Limited and Inchcape plc. Dr. Ch’ien is chairman of the Advisory Committee on Corruption of the Hong Kong SAR Independent Commission Against Corruption and chairman of the Hong Kong/European Union Business Cooperation Committee. Dr. Ch’ien received a Ph.D. in economics from University of Pennsylvania in 1978. He speaks English and the Mandarin and Cantonese dialects of Chinese.

Director Independence

Our board of directors has determined that Messrs. Polanen and Arculli are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act.

Committees of the Board of Directors

Audit Committee

Our board of directors has established an audit committee, currently composed of Messrs. Lo, Arculli and Polanen, which is chaired by Mr. Polanen and reports to the board of directors. Messrs. Arculli and Polanen are independent directors under the American Stock Exchange’s listing standards. In addition, our board of directors has determined that Mr. Lo is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Exchange Act. The audit committee is responsible for meeting with our independent accountants regarding, among other issues, audits and adequacy of our accounting and control systems.

Within one year after our initial public offering, either Mr. Lo will resign as a member of the audit committee or we will locate and appoint an independent director who is also an “audit committee financial expert” to replace him.

Financial Experts on Audit Committee

Upon the resignation or replacement of Anthony Lo with an independent director within one year after our initial public offering, the audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange’s listing standards. The American Stock Exchange’s listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Lo satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our board of directors has established a nominating committee, currently composed of Messrs. Polanen, Arculli and Chu, which is chaired by Mr. Polanen. The functions of our nominating committee include:

•	establishing criteria for the selection of new directors to serve on our board of directors;

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding committee structure and composition; and

•	developing and recommending to our board of directors an annual evaluation process of the board of directors and committees.

Since we had no significant operations in 2006, our board of directors met only once in 2006 and no committee meetings were held.

Code of conduct and ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our ordinary shares, or Reporting Persons, to file reports of ownership and changes in ownership of our common stock with the SEC and the American Stock Exchange. Reporting Persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2006, all Reporting Persons complied with all applicable filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. Commencing on April 24, 2006 and ending upon the completion of a business combination, we have agreed to pay FDC Consultants Limited, an affiliate of Mr. Chu, our co-chief executive officer, $7,500 per month for office space and general and administrative services including secretarial support. This arrangement was agreed to by FDC Consultants Limited for our benefit and is not intended to provide Mr. Chu compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. No other executive officer or director has a relationship with or interest in FDC Consultants Limited. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, have been or will be paid to any of our officers, directors, and advisor or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, they will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations and for out-of-pocket expenses incurred in connection with our initial public offering. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to beneficial ownership of our ordinary shares as of December 31, 2006 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding ordinary shares,

•	each of our directors,

•	each of our officers, and

•	all our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Percentage of beneficial ownership as of December 31, 2006 is based on 17,500,000 ordinary shares. To our knowledge, subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

	Shares Beneficially Owned
Name	Number	Percentage
Franklin D. Chu (1)	1,171,875	6.70%
Anthony Kai Yiu Lo (2)	898,438	5.13%
Ronald Joseph Arculli (3)	625,000	3.57%
Humphrey P. Polanen (4)	351,562	2.01%
Fir Tree, Inc. (5)	1,922,500	11.0%
The Baupost Group, L.L.C. (6)	1,321,733	7.6%
All directors and officers as a group (four individuals)	3,046,875	17.4%

(1)	The business address of Mr. Chu is 23rd Floor, Shun Ho Tower, 24-30 Ice House Street, Central, Hong Kong, China.
(2)	The business address of Mr. Lo is 23rd Floor, Shun Ho Tower, 24-30 Ice House Street, Central, Hong Kong, China.
(3)	The business address of Mr. Arculli is 2012 Hutchison House, Central, Hong Kong, China.
(4)	The business address of Mr. Polanen is 3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, CA 94025, U.S.A.
(5)	Fir Tree, Inc. is an investment manager. Includes 1,376,862 ordinary shares held by Sapling, LLC and 545,638 ordinary shares held by Fir Tree Recovery Master Fund, L.P., for which Fir Tree, Inc. serves as the investment manager. Fir Tree, Inc. has been granted investment discretion over such shares. This share information is based solely on information filed by such parties with the SEC.
(6)	The Baupost Group, L.L.C. is a registered investment adviser. SAK Corporation is the manager of The Baupost Group L.L.C., and Seth A. Klarman is the sole director of SAK Corporation and a controlling shareholder of The Baupost Group, L.L.C. This share information is based solely on information filed by such parties with the SEC.

All of the ordinary shares owned by our directors and officers named above and Raymond Ch’ien, our advisor, prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	six months after the consummation of a business combination with respect to 20% of the ordinary shares held in the escrow account;

•	three years following the date of our initial public offering with respect to the remaining 80% of the ordinary shares held in the escrow account;

•

or the consummation of a liquidation, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these ordinary shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their, or his own benefit, or companies they or the trusts control, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of Messrs. Chu, Lo, Arculli, Polanen and Ch’ien will receive any portion of the liquidation proceeds with respect to ordinary shares owned by them prior to our initial public offering.

Messrs. Chu, Lo, Arculli, Polanen and Ch’ien may be deemed to be our “parents” and “promoters” as these terms are defined under the federal securities laws.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Commencing on April 24, 2006 and ending upon the completion of a business combination, we have agreed to pay FDC Consultants Limited, an affiliate of Mr. Chu, our co-chief executive officer, $7,500 per month for office space and general and administrative services including secretarial support. This arrangement is being agreed to by FDC Consultants Limited, an affiliate of Mr. Chu, for our benefit and is not intended to provide Mr. Chu compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving these transactions.

Pursuant to an agreement with the representatives of the underwriters of our initial public offering, our officers, directors and advisor have agreed to purchase, or cause certain of their affiliates or designees to purchase, up to 1,500,000 of our warrants at market prices not to exceed $0.80 per warrant during the 20-trading day period commencing on the later of the date separate trading of the warrants commences or 60 calendar days after the end of the “restricted period” under Regulation M promulgated by the SEC. In addition, they have further agreed that any such warrants purchased by them or their affiliates or designees will not be sold or transferred until the completion of a business combination. A total of 457,000 warrants were purchased pursuant to this agreement.

Pursuant to a registration rights agreement, our officers, directors and advisor are entitled to demand that we register any ordinary shares held by them prior to our initial public offering at any time after the date on which these shares are released from escrow, which, except in limited circumstances, will not be before (i) six months after the consummation of a business combination with respect to 20% of the ordinary shares held in the escrow account, and (ii) April 24, 2009 with respect to the remaining 80% of the ordinary shares held in the escrow account. In addition, they have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares are released from escrow. We will bear all fees and expenses incurred in connection with the filing of any such registration statements.

Our directors, Messrs. Lo, Chu Arculli and Polanen, and our advisor, Mr. Ch’ien, entered into a revolving credit agreement with us in the amount of $125,000 to cover expenses related to our initial public offering. Advances under the credit facility were interest-free and payable before October 22, 2006. We drew $125,000 against the revolving credit line and obtained additional borrowings from our directors, Messrs. Lo, Chu Arculli and Polanen, and our advisor, Mr. Ch’ien of $98,153 to pay expenses related to our initial public offering. As of December 31, 2006, we have repaid these loans in full.

In addition, $2,817 of the costs incurred prior to the formation of our company was reimbursed to one of our directors.

We reimburse our officers, directors and advisor for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations and for out-of-pocket expenses incurred in connection with our initial public offering. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because we may be deemed to have no “independent” directors, we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. As of December 31, 2006, the amount incurred by our officers, directors and advisor as a result of these out-of-pocket business expenses that have not been reimbursed by us was $18,733.

Other than the $7,500 aggregate per month administrative fees and reimbursable out-of-pocket expenses described above, no compensation or fees of any kind, including finders and consulting fees, have been or will be paid to any of our existing officers, directors, and advisor or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Director Independence

Information relating to the independence of our directors is set forth in Item 10 of this Annual Report on Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG for the audit of our annual financial statements for the period from April 25, 2005 (date of inception) to December 31, 2005 and for the year ended December 31, 2006 and fees billed for other services rendered by KPMG during those periods.

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$70,000	$—

Audit-Related Fees (2)	$57,000	$15,000

Tax Fees (3)	$—	$—

All Other Fees (4)	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements, including registration statements.
(2)	Audit-Related Fees consist of fees billed for professional services rendered in connection with our initial public offering that are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advisor and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above.

In making its recommendation to ratify the appointment of KPMG as our independent auditors for the fiscal year ending December 31, 2007, the Audit Committee has considered whether services other than audit and audit-related services provided by KPMG are compatible with maintaining the independence of KMPG.

We currently do not have a formal policy for the pre-approval of audit and permissible non-audit services provided by the independent auditors. The Audit Committee approves these services on a case-by-case basis. All audit and audit-related services provided by KPMG in 2005 and 2006 have been pre-approved by the Audit Committee.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. All schedules have been omitted as they are either not required or not applicable, or the required information is included in the financial statements or notes thereto.

3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHANGHAI CENTURY ACQUISITION CORPORATION

By:	/s/ Franklin D. Chu
Franklin D. Chu
Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Kai Yiu Lo
Anthony Kai Yiu Lo
Co-Chief Executive Officer
(Principal Financial Officer)

Dated: April 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Kai Yiu Lo	chairman of the board of directors and co-chief executive officer (Principal Financial Officer)	April 19, 2007
Anthony Kai Yiu Lo

/s/ Franklin D. Chu	director and co-chief executive officer (Principal Executive Officer)	April 19, 2007
Franklin D. Chu

/s/ Ronald Joseph Arculli	director	April 19, 2007
Ronald Joseph Arculli

/s/ Humphrey P. Polanen	director	April 19, 2007
Humphrey P. Polanen

EXHIBIT INDEX

Exhibit Number	Document
3.1	Articles of Association*

3.2	Memorandum of Association*

3.3	Form of Amended and Restated Articles of Association*

4.1	Specimen Unit Certificate*

4.2	Specimen Ordinary Share Certificate*

4.3	Specimen Redeemable Warrant Certificate*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*

4.5	Form of Unit Purchase Option to be granted to Representative*

10.1	Form of Letter Agreement among the Registrant, I-Bankers Securities Incorporated and Franklin D. Chu, Anthony Kai Yiu Lo, Ronald Joseph Arculli, Humphrey P. Polanen, Raymond Ch’ien*

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.3	Form of Share Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders*

10.4	Services Agreement with FDC Consultants Limited*

10.5	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders*

10.6	Form of Warrant Purchase Agreement between Insiders and I-Bankers Securities Incorporated*

10.7	Amended and Restated Revolving Note, dated October 21, 2005, issued to Franklin D. Chu, Anthony Kai Yiu Lo, Ronald Arculli, Humphrey P. Polanen and Raymond Ch’ien*

31.1	Certification of Franklin D. Chu, Co-Chief Executive Officer and Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony Kai Yiu Lo, Co-Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Franklin D. Chu, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony Kai Yiu Lo, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Conduct and Ethics.*

*	Incorporated by reference to the same number exhibit previously filed with our registration statement on Form F-1 (Registration No. 333-130260).