Form 10-Q
period 2007-03-31
SHANGHAI CENTURY ACQUISITION CORP
filed 2007-05-14
CIK 1326710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-32860

SHANGHAI CENTURY ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of March 31, 2007, 17,500,000 shares of common stock, par value $0.0005 per share, were issued and outstanding.

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets as at December 31, 2006 and March 31, 2007	3

	Statements of Operations for the three-month periods ended March 31, 2006 and 2007 and for the period from April 25, 2005 (date of inception) to March 31, 2007	4

	Statements of Shareholders’ Equity for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the three-month period ended March 31, 2007	5

	Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2007 and for the period from April 25, 2005 (date of inception) to March 31, 2007	6

	Notes to Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T	Controls and Procedures	18

Part II. Other Information

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6	Exhibits	19

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS AS AT DECEMBER 31, 2006 AND MARCH 31, 2007

(Unaudited)

(Expressed in United States Dollars)

	Note	December 31, 2006 US$	March 31, 2007 US$
ASSETS
Current assets
Cash and cash equivalents		1,023,328	249,857
Restricted cash equivalents held in Trust Account	2	111,296,035	111,714,212
Amount due from a related company	5	5,750	5,750
Receivable from underwriters		100	100
Prepayments, deposits and other receivables		48,048	1,091,427

Total current assets		112,373,261	113,061,346

Property, plant and equipment
Leasehold improvements		$90,911	$95,693
Computer and office equipment		32,143	38,119

		123,054	133,812
Less : accumulated depreciation		(12,362)	(28,385)

Total fixed assets		110,692	105,427

Total assets		$112,483,953	$113,166,773

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses		$199,582	$591,549
Amounts due to founders	4	18,733	31,074
Warrants liability	6	22,856,250	25,731,250

Total current liabilities		23,074,565	26,353,873

Total liabilities		$23,074,565	$26,353,873

Ordinary shares subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $359,887 at December 31, 2006 and $494,092 at March 31, 2007)	7	$22,198,962	$22,333,167

Shareholders’ equity
Ordinary shares - $0.0005 par value; 50,000,000 shares authorized; 17,500,000 issued and outstanding at December 31, 2006 and March 31, 2007		$8,750	$8,750

Preferred shares - $0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2007	9	—	—
Additional paid-in capital	8	73,153,546	73,195,205
Unit purchase option	3	2,572,400	2,572,400
Deficit accumulated during the development stage		(8,524,270)	(11,296,622)

Total shareholders’ equity		67,210,426	64,479,733

Commitments and contingencies	5
Total liabilities, ordinary shares subject to redemption and shareholders’ equity		$112,483,953	$113,166,773

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 and 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO MARCH 31, 2007

(Unaudited)

(Expressed in United States Dollars)

		Three-month period ended March 31, 2006	Three- month period ended March 31, 2007	Period from April 25, 2005 (date of inception) to March 31, 2007
	Note	US$	US$	US$
Revenues		$—	$—	$—
Operating expenses		(40,327)	(1,111,469)	(2,550,578)

Operating loss		(40,327)	(1,111,469)	(2,550,578)
Interest income		—	1,348,322	4,970,844
Increase in fair value of warrants liability	6	—	(2,875,000)	(13,222,796)

Net loss before income tax expense		(40,327)	(2,638,147)	(10,802,530)
Income tax expense	2.4	—	—	—

Net loss		$(40,327)	$(2,638,147)	$(10,802,530)

Basic and diluted net loss per share	2.7	$(0.01)	$(0.15)	$(1.13)

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

(Unaudited)

(Expressed in United States Dollars)

	Ordinary shares		Additional Paid-in	Unit purchase	Deficit accumulated during the development	Shareholders’
	Shares	Amount	Capital	option	stage	Equity
		US$	US$	US$	US$	US$
Ordinary shares issued :
April 25, 2005	1,062,500	$531	$10,094	$—	$—	$10,625
October 21, 2005	2,062,500	1,031	13,344	—	—	14,375
Net loss	—	—	—	—	(14,156)	(14,156)

Balance at December 31, 2005	3,125,000	1,562	23,438	—	(14,156)	10,844

Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriters’ discount and offering expenses	14,375,000	7,188	109,984,326	—	—	109,991,514
Reclassification of warrants (Note 6)	—	—	(12,508,454)	—	—	(12,508,454)
Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (Note 7)	—	—	(21,839,075)	—	(359,887)	(22,198,962)
Unit purchase option (Note 3)	—	—	(2,572,400)	2,572,400	—	—
Amortization of share options (Note 10)	—	—	65,711	—	—	65,711
Net loss	—	—	—	—	(8,150,227)	(8,150,227)

Balance at December 31, 2006	17,500,000	8,750	73,153,546	2,572,400	(8,524,270)	67,210,426
Amortization of share options (Note 10)	—	—	41,659	—	—	41,659
Reclassification of accrued interest subject to redemption (Note 7)	—	—	—	—	(134,205)	(134,205)
Net loss	—	—	—	—	(2,638,147)	(2,638,147)

Balance at March 31, 2007	17,500,000	$8,750	$73,195,205	$2,572,400	$(11,296,622)	$64,479,733

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 and 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO MARCH 31, 2007

(Unaudited)

(Expressed in United States Dollars)

	Three-month period ended to March 31, 2006	Three- month period ended March 31, 2007	Period from April 25, 2005 (date of inception) to March 31, 2007
	US$	US$	US$
Cash flows from operating activities
Net loss	$(40,327)	$(2,638,147)	$(10,802,530)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	—	16,023	28,385
Interest income	—	(418,177)	(2,464,212)
Amortization of share options	—	41,659	107,370
Revaluation of warrants liability	—	2,875,000	13,222,796
Increase in amount due from a related company	—	—	(5,750)
Increase in accrued expenses	2,309	387,800	587,382
Increase in prepayments, deposits and other receivables	—	(1,043,379)	(1,091,427)

Net cash used in operating activities	(38,018)	(779,221)	(417,986)

Cash flows from investing activities
Purchase of restricted cash equivalents in trust account	—	—	(109,250,000)
Purchase of fixed assets	—	(6,591)	(129,645)

Net cash used in investing activities	—	(6,591)	(109,379,645)

Cash flows from financing activities
Proceeds from issuance of ordinary shares to founders	—	—	25,000
Payment of offering costs	—	—	(68,129)
Proceeds from amounts due to founders	100,962	31,074	272,985
Repayment of amounts due to founders	—	(18,733)	(241,911)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	—	—	110,059,543

Net cash provided by financing activities	100,962	12,341	110,047,488

Net increase/(decrease) in cash and cash equivalents	62,944	(773,471)	249,857
Cash and cash equivalents at beginning of period	24,227	1,023,328	—

Cash and cash equivalents at end of period	87,171	249,857	249,857

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The registration statement for the Company’s initial public offering (as discussed in Note 3 below) (the “Public Offering”) was declared effective April 24, 2006. The Company completed the Public Offering on April 28, 2006 and received net proceeds of approximately $109,991,514. The Company intends to use substantially all of the net proceeds of the Public Offering to acquire a target business (“Business Combination”), including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination, and the payment of legal and accounting expenses and advisory and investment banking fees payable in connection with the Business Combination. There is no assurance, however, that the Company will be able to successfully effect a Business Combination.

As at March 31, 2007, an amount of approximately $111,714,212 (including interest) of the net proceeds was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds. The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) distribution of the Trust Account as described below.

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

MARCH 31, 2007

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations since its inception on April 25, 2005. All activities and expenses incurred are related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The accompanying interim financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2006 and 2007 and for the period from April 25, 2005 (date of incorporation) to March 31, 2007, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The December 31, 2006 balance sheet was derived from audited financial statements included in the Company’s Annual Report on Form 10-K filed on April 19, 2007 (“Form 10-K”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2007, the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2007 and for the period from April 25, 2005 (date of incorporation) to March 31, 2007 as applicable, have been made. The results of operations for the three-month periods ended March 31, 2007 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Cash and cash equivalents:

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

2.2 Restricted cash equivalents held in Trust Account:

The restricted cash equivalents held in the Trust Account as at March 31, 2007 consist of U.S. government treasury bills purchased with an original maturity of three months or less at date of acquisition. The Company classifies this investment as held-to-maturity securities as the Company has the ability and intent to hold the securities until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums, or discounts, if any. Interest income, including amortization of the premium and discount arising at acquisition is recorded on an accrual basis.

2.3 Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of warrants, the underwriters’ unit purchase option and consultants’ share options. Actual results could differ from those estimates.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

2.4 Income taxes:

Under current Cayman Islands laws, the Company is not subject to income tax, and accordingly, no income tax benefit or deferred tax asset has been recognized in respect of the net losses incurred.

2.5 Property, plant & equipment

Fixed assets are stated at cost. Depreciation is calculated on straight-line basis over the estimated useful lives of the assets. The estimated useful live of computer and office equipment is 2 years. Leasehold improvements are over the shorter of 2 years and unexpired term of the lease.

2.6 Recently issued accounting standards:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.7 Basic and diluted net loss per share:

	Three-month period ended March 31, 2006	Three-month period ended March 31, 2007	Period from April 25, 2005 (date of inception) to March 31, 2007
Net loss	$(40,327)	$(2, 638,147)	$(10,802,530)

Denominator:
Basic weighted average shares	3,125,000	17,500,000	9,545,237
Effect of dilutive redeemable warrants	—	—	—
Effect of dilutive share options	—	—	—

Diluted weighted average shares	3,125,000	17,500,000	9,545,237

Basic loss per share	$(0.01)	$(0.15)	$(1.13)

Diluted loss per share	$(0.01)	$(0.15)	$(1.13)

During the periods presented, the Company’s dilutive potential ordinary shares outstanding consist of 14,375,000 redeemable warrants, 2,000,000 ordinary shares issuable upon exercise of the unit purchase option, and 235,000 share options. The computation of diluted loss per share for the periods presented did not assume conversions of redeemable warrants, the unit purchase option or the share options because, when applying the if-converted method, the effect of these conversions was anti-dilutive.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 3— INITIAL PUBLIC OFFERING (continued)

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

For the period from April 25, 2005 (inception) to March 31, 2007, the Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $145,168 to pay a portion of the expenses of the Public Offering such as the Securities and Exchange Commission registration fee, National Association of Securities Dealers registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was to be reimbursed to one of the founders.

As of March 31, 2007, the amount due to the founders was $31,074.

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

In addition, the Company prepaid $5,750 as at March 31, 2007 for certain office and secretarial services according to the service agreement.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on March 31, 2007 was approximately $0.87 and $1.79 per warrant, respectively, or an aggregate of $12,508,454 and $25,731,250, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if the Company does not consummate a Business Combination within the prescribed period and liquidates. The fair value of the warrants as of March 31, 2007 was based on a quoted market price.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 7 – AMOUNT OF EQUITY SUBJECT TO POSSIBLE REDEMPTION (continued)

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $494,092 outside permanent equity as of March 31, 2007.

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

NOTE 10—SHARE OPTIONS

On June 8, 2006, the Company engaged an independent consultant (“consultant A”) to assist the Company in matters related to a Business Combination. The term of the contract is three years expiring on June 8, 2009 unless terminated earlier. As part of the compensation for services provided to the Company, the Company granted to consultant A (i) an option to purchase 50,000 ordinary shares which vests six months after the consummation of a Business Combination and (ii) an option to purchase 75,000 ordinary shares which vests on April 24, 2009, provided the consulting agreement has not been terminated prior to the date on which either option becomes vested. The exercise price of both options is $7.10, the closing market price of the ordinary shares on the first day that ordinary shares of the Company were traded. Both options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) October 24, 2007 if a Business Combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a Business Combination is not consummated on or prior to such date.

The Company has determined that the estimated fair value of these options on the date of grant was approximately $2.064 per share or $258,000 using the lattice option pricing model. The risk-free rate for the expected term of the option is based on the 3 year US Treasury Yield as at the issue date.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 10—SHARE OPTIONS (continued)

On February 1, 2007, the Company further granted an option to consultant A to purchase 100,000 ordinary shares which vests six months after the consummation of a Business Combination, and an option to another independent consultant (“consultant B”) to purchase 10,000 ordinary shares which vests six months after the consummation of a Business Combination. Both options were granted for consulting services to be provided to the Company in connection with matters related to a Business Combination.

The exercise price of the two options granted on February 1, 2007 is $7.38, the closing market price of the ordinary share on the grant date. These options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) October 24, 2007 if a Business Combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a Business Combination is not consummated on or prior to such date.

The Company determined that the estimated fair value of the options granted on February 1, 2007 was approximately $1.082 per share or $119,000 using the lattice option pricing model. The risk-free rate for the expected term of the option is based on the 3 year US Treasury Yield as at the issue date.

The assumptions used in determining the fair value of the options granted on June 8, 2006 and February 1, 2007 are as follows:

	Options granted on June 8, 2006	Options granted on February 1, 2007
Valuation assumptions
Expected dividend yield	0%	0%
Expected volatility	20%	14%
Expected term(years)	3	2
Risk-free interest rate	4.97%	4.93%

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	$7.10
Granted on February 1, 2007	110,000	$7.38

Balance at March 31, 2007	235,000	$7.23	2.2	107,850

Exercisable at March 31, 2007	—	—	—	—

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 10—SHARE OPTIONS (continued)

The weighted average grant date fair values of the options granted during the periods were as follows:

Nonvested shares	Number of shares	Weighted average grant - date fair value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	$2.064
Granted on February 1, 2007	110,000	$1.082

Balance at March 31, 2007	235,000	$1.604

The Company has accounted for these share options under the fair value method of SFAS 123 (R) by recording compensation based on the fair value at grant date for such awards and amortizing the compensation amount over the expected term of the consulting contract which approximates the expected life of the option. The amount of compensation recognized for these share options for the three month ended March 31, 2007 was $41,659. At March 31, 2007, there was $269,630 of total unrecognized compensation cost related to nonvested share options. The cost is expected to be recognized over a weighted average period of 1.4 years.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the SEC, including our registration statement on Form F-1 originally filed December 12, 2005 and the definitive prospectus thereunder and our annual report on Form 10-K for the year ended December 31, 2006, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2006. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues for the three-months ended March 31, 2007.

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

•	may adversely affect prevailing market prices for our securities.

•	Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

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

For the three-months ended March 31, 2007, we earned interest income of approximately $1,348,322, and incurred operating expenses of approximately $1,111,469. Our expenses consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded an expense of $2,875,000 in the period representing the increase in fair value of warrants liability during the period from January 1, 2007 to March 31, 2007.

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

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 14, 2007

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