Form 10-Q
period 2007-06-30
SHANGHAI CENTURY ACQUISITION CORP
filed 2007-08-14
CIK 1326710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

As of June 30, 2007, 17,500,000 shares of common stock, par value $0.0005 per share, were issued and outstanding.

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets as at December 31, 2006 and June 30, 2007	3

	Statements of Operations for the three-month period ended June 30, 2006, for the three-month period ended June 30, 2007, for the six-month period ended June 30, 2006, for the six-month period ended June 30, 2007 and for the period from April 25, 2005 (date of inception) to June 30, 2007	4

	Statements of Shareholders’ Equity for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the six-month period ended June 30, 2007	5

	Statements of Cash Flows for the three-month period ended June 30, 2006, for the three-month period ended June 30, 2007, for the six-month period ended June 30, 2006, for the six-month period ended June 30, 2007 and for the period from April 25, 2005 (date of inception) to June 30, 2007	6

	Notes to Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T	Controls and Procedures	26

Part II. Other Information

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5	Other Information	27

Item 6	Exhibits	33

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS AS AT DECEMBER 31, 2006 AND JUNE 30, 2007

(Unaudited)

(Expressed in United States Dollars)

		December 31, 2006	June 30, 2007
	Note	US$	US$
ASSETS

Current assets
Cash and cash equivalents		1,023,328	75,540
Restricted cash equivalents held in Trust Account	2	111,296,035	112,376,329
Amount due from a related company	5	5,750	5,750
Receivable from underwriters		100	100
Prepayments, deposits and other receivables		48,048	758,489

Total current assets		112,373,261	113,216,208

Property, plant and equipment
Leasehold improvements		$90,911	$95,693
Computer and office equipment		32,143	41,412

		123,054	137,105
Less : accumulated depreciation		(12,362)	(45,385)

Total fixed assets		110,692	91,720

Total assets		$112,483,953	$113,307,928

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses		$199,582	$933,769
Amounts due to founders	4	18,733	21,855
Warrants liability	6	22,856,250	31,625,000

Total current liabilities		23,074,565	32,580,624

Total liabilities		$23,074,565	$32,580,624

Ordinary shares subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $359,887 at December 31, 2006 and $630,610 at June 30, 2007)	7	$22,198,962	$22,469,685

Shareholders’ equity
Ordinary shares - $0.0005 par value; 50,000,000 shares authorized; 17,500,000 issued and outstanding at December 31, 2006 and June 30, 2007		$8,750	$8,750

Preferred shares - $0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2006 and June 30, 2007	9	—	—
Additional paid-in capital	8	73,153,546	73,246,883
Unit purchase option	3	2,572,400	2,572,400
Deficit accumulated during the development stage		(8,524,270)	(17,570,414)

Total shareholders’ equity		67,210,426	58,257,619

Commitments and contingencies	5

Total liabilities, ordinary shares subject to redemption and shareholders’ equity		$112,483,953	$113,307,928

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2006,

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007,

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006,

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO JUNE 30, 2007

(Unaudited)

(Expressed in United States Dollars)

		Three-month period ended June 30, 2006	Three-month period ended June 30, 2007	Six-month period ended June 30, 2006	Six-month period ended June 30, 2007	Period from April 25, 2005 (date of inception) to June 30, 2007
	Note	US$	US$	US$	US$	US$
Revenues		$—	$—	$—	$—	$—
Operating expenses		(326,788)	(1,615,814)	(367,115)	(2,727,283)	(4,166,392)

Operating loss		(326,788)	(1,615,814)	(367,115)	(2,727,283)	(4,166,392)
Interest income		932,719	1,372,290	932,719	2,720,612	6,343,134
Increase in fair value of warrants liability	6	(1,654,936)	(5,893,750)	(1,654,936)	(8,768,750)	(19,116,546)

Net loss before income tax expense		(1,049,005)	(6,137,274)	(1,089,332)	(8,775,421)	(16,939,804)
Income tax expense	2.4	—	—	—	—	—

Net loss		$(1,049,005)	$(6,137,274)	$(1,089,332)	$(8,775,421)	$(16,939,804)

Basic and diluted net loss per share		$(0.08)	$(0.35)	$(0.13)	$(0.50)	$(1.62)

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007

(Unaudited)

(Expressed in United States Dollars)

	Ordinary shares		Additional paid-in capital	Unit purchase option	Deficit accumulated during the development stage	Shareholders’ equity
	Shares	Amount
		US$	US$	US$	US$	US$
Ordinary shares issued :
April 25, 2005	1,062,500	$531	$10,094	$—	$—	$10,625
October 21, 2005	2,062,500	1,031	13,344	—	—	14,375
Net loss	—	—	—	—	(14,156)	(14,156)

Balance at December 31, 2005	3,125,000	1,562	23,438	—	(14,156)	10,844

Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriters’ discount and offering expenses	14,375,000	7,188	109,984,326	—	—	109,991,514
Reclassification of warrants (Note 6)	—	—	(12,508,454)	—	—	(12,508,454)
Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (Note 7)	—	—	(21,839,075)	—	(359,887)	(22,198,962)
Unit purchase option (Note 3)	—	—	(2,572,400)	2,572,400	—	—
Amortization of share options (Note 10)	—	—	65,711	—	—	65,711
Net loss	—	—	—	—	(8,150,227)	(8,150,227)

Balance at December 31, 2006	17,500,000	8,750	73,153,546	2,572,400	(8,524,270)	67,210,426

Amortization of share options (Note 10)	—	—	93,337	—	—	93,337
Reclassification of accrued interest subject to redemption (Note 7)	—	—	—	—	(270,723)	(270,723)
Net loss	—	—	—	—	(8,775,421)	(8,775,421)

Balance at June 30, 2007	17,500,000	$8,750	$73,246,883	$2,572,400	$(17,570,414)	$58,257,619

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH ENDED JUNE 30, 2006,

FOR THE THREE-MONTH ENDED JUNE 30, 2007,

FOR THE SIX-MONTH ENDED JUNE 30, 2006,

FOR THE SIX-MONTH ENDED JUNE 30, 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION)

TO JUNE 30, 2007

(Unaudited)

(Expressed in United States Dollars)

	Three-month period ended June 30, 2006	Three-month period ended June 30, 2007	Six-month period ended June 30, 2006	Six-month period ended June 30, 2007	Period from April 25, 2005 (date of inception) to June 30, 2007
	US$	US$	US$	US$	US$
Cash flows from operating activities

Net loss	$(1,049,005)	$(6,137,274)	$(1,089,332)	$(8,775,421)	$(16,939,804)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities :
Depreciation	—	17,000	—	33,023	45,385
Interest income	(499,800)	(662,117)	(499,800)	(1,080,294)	(3,126,329)
Amortization of share options	7,445	51,678	7,445	93,337	159,048
Revaluation of warrants liability	1,654,936	5,893,750	1,654,936	8,768,750	19,116,546
Increase in amount due from a related company	(5,750)	—	(5,750)	—	(5,750)
Increase in accrued expenses	77,079	342,220	79,388	734,187	933,769
(Increase)/decrease in prepayments, deposits and other receivables	(88,771)	332,938	(88,771)	(710,441)	(758,489)

Net cash provided by/(used in) operating activities	96,134	(161,805)	58,116	(936,859)	(575,624)

Cash flows from investing activities

Purchase of restricted cash equivalents held in trust account	(109,250,000)	—	(109,250,000)	—	(109,250,000)
Purchase of fixed assets	(2,046)	(3,293)	(2,046)	(14,051)	(137,105)

Net cash used in investing activities	(109,252,046)	(3,293)	(109,252,046)	(14,051)	(109,387,105)

Cash flows from financing activities

Proceeds from issuance of ordinary shares to founders	—	—	—	—	25,000
Payment of offering costs	—	—	—	—	(68,129)
Proceeds from amounts due to founders	65,678	15,178	166,640	46,252	288,163
Repayment of amounts due to founders	(160,321)	(24,397)	(160,321)	(43,130)	(266,308)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	110,059,543	—	110,059,543	—	110,059,543

Net cash provided by/(used in) financing activities	109,964,900	(9,219)	110,065,862	3,122	110,038,269

Net increase/(decrease) in cash and cash equivalents	808,988	(174,317)	871,932	(947,788)	75,540
Cash and cash equivalents at beginning of period	87,171	249,857	24,227	1,023,328	—

Cash and cash equivalents at end of period	$896,159	$75,540	$896,159	$75,540	$75,540

See accompanying notes to the financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

As at June 30, 2007, an amount of approximately $112,376,329 (including interest) of the net proceeds plus investment income, was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds (see note 2.2). The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) distribution of the Trust Account as described below.

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

JUNE 30, 2007

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations since its inception on April 25, 2005. All activities and expenses incurred are related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The accompanying interim financial statements for the three-month periods ended June 30, 2006 and 2007, for the six-month periods ended June 30, 2006 and 2007 and for the period from April 25, 2005 (date of inception) to June 30, 2007, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The December 31, 2006 balance sheet was derived from audited financial statements included in the Company’s Annual Report on Form 10-K filed April 19, 2007 (“Form 10-K”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2007, the results of operations and cash flows for the three- and six- month periods ended June 30, 2006 and 2007, and for the period from April 25, 2005 (date of inception) to June 30, 2007 as applicable, have been made. The results of operations for the three-month period ended June 30, 2007 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	Cash and cash equivalents:

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

2.2	Restricted cash equivalents held in Trust Account:

The restricted cash equivalents held in the Trust Account as at June 30, 2007 consist of U.S. government treasury bills purchased with an original maturity of three months or less at date of acquisition. The Company classifies this investment as held-to-maturity securities as the Company has the ability and intent to hold the securities until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums, or discounts, if any. Interest income, including amortization of the premium and discount arising at acquisition is recorded on an accrual basis.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

2.3	Use of estimates:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the fair value of warrants and the underwriters’ unit purchase option and consultants’ and employees’ share options. Actual results could differ from those estimates.

2.4	Income taxes:

Under current Cayman Islands laws, the Company is not subject to income tax, and accordingly, no income tax benefit or deferred tax asset has been recognized in respect of the net losses incurred.

2.5	Property, plant & equipment:

Property, plant and equipment are stated at cost. Depreciation is calculated on straight-line basis over the estimated useful lives of the assets. The estimated useful live of computer and office equipment is 2 years. Leasehold improvements are over the shorter of 2 years and unexpired term of the lease.

2.6	Recently issued accounting standards:

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

2.7	Basic and diluted net loss per share:

For the periods concerned, the number of shares used in the calculation of basic and diluted net loss per share is as follows:

	Three-month period ended June 30, 2006	Three-month period ended June 30, 2007	Six-month period ended June 30, 2006	Six-month period ended June 30, 2007	Period from April 25, 2005 (date of inception) to June 30, 2007
Net loss	$(1,049,005)	$(6,137,274)	$(1,089,332)	$(8,775,421)	$(16,939,804)

Denominator:
Basic weighted average shares	13,666,667	17,500,000	8,395,833	17,500,000	10,453,498
Effect of dilutive redeemable warrants	—	—	—	—	—
Effect of dilutive share options	—	—	—	—	—

Diluted weighted average shares	13,666,667	17,500,000	8,395,833	17,500,000	10,453,498

Basic loss per share	$(0.08)	$(0.35)	$(0.13)	$(0.50)	$(1.62)
Diluted loss per share	$(0.08)	$(0.35)	$(0.13)	$(0.50)	$(1.62)

During the periods presented, the Company’s dilutive potential common shares outstanding consist of 14,375,000 redeemable warrants, 2,000,000 ordinary shares issuable upon exercise of the unit purchase option, and 250,000 share options. The computation of diluted loss per share for the periods presented, did not assume conversions of redeemable warrants, the unit purchase option or the share options because, when applying the if-converted method, the effect of these conversions was anti-dilutive.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

JUNE 30, 2007

NOTE 3—INITIAL PUBLIC OFFERING

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

JUNE 30, 2007

NOTE 4—AMOUNTS DUE TO FOUNDERS

The founders of the Company have entered into a revolving credit agreement with the Company in the amount of $125,000. Advances under the credit facility were interest-free and payable before October 22, 2006.

For the period from April 25, 2005 (inception) to June 30, 2007, the Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $160,346 to pay a portion of the expenses of the Public Offering such as the Securities and Exchange Commission registration fee, National Association of Securities Dealers registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was to be reimbursed to one of the founders.

As of June 30, 2007, the amount due to the founders was $21,855.

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

In addition, the Company prepaid $5,750 as at June 30, 2007 for certain office and secretarial services according to the service agreement.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 6—WARRANTS LIABILITY (continued)

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that the company is unable to deliver registered shares, then net-cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). In consequence, a derivative within the above–mentioned parameters is recognized as an asset or liability where share settlement is not within the company’s control. Accordingly, in connection with the issuance of the units (see Note 3), the Company has recorded the fair value of the warrants as a liability with any changes in the fair value of such warrants at each reporting date being recorded through the Company’s statement of operations. The Company will continue to adhere to the accounting policies set forth above until the warrant agreement is amended or there are developments which support a different accounting treatment.

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on June 30, 2007 was approximately $0.87 and $2.20 per warrant, respectively, or an aggregate of $12,508,454 and $31,625,000, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if the Company does not consummate a Business Combination within the prescribed period and liquidates. The fair value of the warrants as of June 30, 2007 was based on a quoted market price.

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $630,610 outside permanent equity as of June 30, 2007.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

JUNE 30, 2007

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

On May 18, 2007, the Company further granted an option to consultant B to purchase 3,000 ordinary shares which vests six months after the consummation of a Business Combination, provided the consulting agreement has not been terminated prior to the date which the option becomes vested. The option was granted for consulting services to be provided to the Company in connection with matters related to a Business Combination.

On the same date, the Company granted an option to each of its two employees to purchase an aggregate of 10,000 ordinary shares which vests six months after the consummation of a Business Combination, provided their employment agreements have not been terminated prior to the date which the options become vested. The option was granted for secretarial and administrative services to be provided to the Company.

The exercise price of the three options granted on May 18, 2007 is $7.79, the closing market price of the ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the consulting or employment agreement is terminated, or (ii) October 24, 2007 if a Business Combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (iii) April 24, 2008 if a Business Combination is not consummated on or prior to such date. The termination of the services with the Company may be made by the Company in its sole discretion.

The Company determined that the estimated fair value of the options granted on May 18, 2007 was approximately $1.0 per share or $13,000 using the lattice option pricing model. The risk-free rate for the expected term of the option is based on the 3 year US Treasury Yield as at the issue date.

On May 22, 2007, the Company granted an option to another independent consultant (“consultant C”) to purchase 2,000 ordinary shares which vests six months after the consummation of a Business Combination. The option was granted for services to be provided to the Company in connection with matters related to a Business Combination.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 10—SHARE OPTIONS (continued)

The exercise price of the option granted on May 22, 2007 is $7.80, the closing market price of the ordinary shares on the grant date. This option will expire upon the earlier of (i) October 24, 2007 if a Business Combination is not consummated on or prior to such date and the Company has not entered into a letter of intent, agreement in principle or definitive agreement on or prior to such date, or (ii) April 24, 2008 if a Business Combination is not consummated on or prior to such date, or (iii) August 31, 2007.

The Company determined that the estimated fair value of the option granted on May 22, 2007 was approximately $0.60 per share or $1,200 using the lattice option pricing model. The risk-free rate for the expected term of the option is based on the US Treasury Yield with the same maturity of the option as at the grant date.

The assumptions used in determining the fair value of the options granted on each respective date are as follows:

	Options granted on June 8, 2006	Options granted on February 1, 2007	Options granted on May 18, 2007	Options granted on May 22, 2007
Valuation assumptions
Expected dividend yield	0%	0%	0%	0%
Expected volatility	20.00%	14.00%	13.26%	13.26%
Expected term(years)	3	2	3	1.28
Risk-free interest rate	4.97%	4.93%	4.71%	4.86%

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	7.100
Granted on February 1, 2007	110,000	7.380
Granted on May 18, 2007	13,000	7.790
Granted on May 22, 2007	2,000	7.800

Balance at June 30, 2007	250,000	$7.265	2.87	$283,830

Exercisable at June 30, 2007	—	$—	—	—

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 10—SHARE OPTIONS (continued)

The weighted average grant date fair values of the options granted during the periods were as follows:

Nonvested shares	Number of shares	Weighted average grant- date fair value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	2.064
Granted on February 1, 2007	110,000	1.082
Granted on May 18, 2007	13,000	1.000
Granted on May 22, 2007	2,000	0.600

Balance at June 30, 2007	250,000	$1.565

The Company has accounted for these share options under SFAS 123 (R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, by recording compensation based on the fair value at grant date and, where applicable, their then-current fair values at each interim reporting date for such awards and amortizing the compensation amount over the expected term of the respective consulting or employment agreements which approximates the expected life of the respective options. The amount of compensation recognized for these options for the six-month period ended June 30, 2007 was $93,337. At June 30, 2007, there was $257,152 of total unrecognized compensation cost related to nonvested share options. The cost is expected to be recognized over a weighted average period of 1.1 years.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 11—ACQUISITION

On May 29, 2007, the Company announced that it has entered into a definitive share purchase agreement (“Purchase Agreement”) to acquire 100 percent of the shares of privately-owned Sichuan Kelun Pharmaceutical Co., Ltd. (“Kelun”), a pharmaceutical company based in China, for a total consideration of approximately $235.4 million comprising of cash and ordinary shares over a specified period of time subject to the achievement of performance milestones. Kelun started its business in 1996. Since that time Kelun and its subsidiaries have been principally engaged in the development and production of IV solution products and their sale and distribution in China.

In connection with the acquisition, management determined that Kelun will be treated as the accounting acquirer for the following reasons: (i) immediately after the transaction, Kelun shareholders will hold approximately 53.3% of the voting rights in the combined company; (ii) under the Purchase Agreement, Kelun shareholders will have controlling rights over the election of directors of the combined company; and (iii) the Company is a non-operating company while Kelun and its subsidiaries are operating entities and Kelun’s management will continue to operate the combined company. Since the Company is not an operating company, the acquisition is treated as the issuance of shares of Kelun for the Company’s net assets, and the carrying value of the Company’s assets approximates their fair values. Therefore, no purchase accounting fair value adjustments will be required and no goodwill will be recorded as a result of the Acquisition.

The proposed acquisition has been unanimously approved by the board of directors of the Company and Kelun. It is subject to the approval by a majority of the shareholders of the Company in person or by proxy at a meeting to be held for that purpose as well as certain closing conditions, including obtaining approval from the Chinese government. In addition, the Company will not complete the acquisition if its shareholders holding 20% or more of the ordinary shares issued in its initial public offering both vote against the acquisition and elect to convert their ordinary shares into a pro rata share of the funds in the Company’s trust account. Following the closing of the business combination, the Company will be renamed China Kelun Pharmaceutical Corporation (“China Kelun”).

Item 2.	Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination including the proposed business combination discussed below under the heading “Entry into Definitive Share Purchase Agreement,” the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our registration statement on Form F-1 originally filed December 12, 2005 and the definitive prospectus thereunder, our annual report on Form 10-K for the year ended December 31, 2006, and our current reports on Form 8-K filed on May 29, 2007 and June 5, 2007, respectively, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Critical Accounting Policies

Share-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. Under SFAS 123R, we are required to measure the cost of all share-based payment transactions based on their grant- date fair value and recognize the cost as an expense in our financial statements over the requisite service period, which is generally the period from the date of grant to the date when the share compensation is no longer contingent upon additional service from the option holder, or the vesting period.

Since the date of incorporation, we have issued a unit purchase option to the underwriters in April 2006 for services provided in connection with our initial public offering and two share options in June 2006 to an independent consultant for services provided in connection with a business combination. We determine the fair value of these share options as of the grant date using the lattice-option pricing model. Under this model, we make a number of assumptions regarding the fair value of the options, including:

•	the expected volatility of our future ordinary share price;

•	the expected dividend rate; and

•	the expected life of the options.

To determine the estimated fair value of our share options, we believe that the expected volatility is the most subjective assumption due to the lack of trading history of our ordinary shares. Changes in the volatility assumption could significantly impact the estimated fair values of the options calculated by the lattice option pricing model. Expected volatility is estimated based upon the average volatility of an index of certain guideline companies for a period that is commensurate with the life of the options. Guideline companies were used because we did not have a trading history at the time the options were issued and prior to having sufficient share price history to calculate our own volatility, we believe the average volatility of the guideline companies is a reasonable benchmark to use in estimating the expected volatility of our ordinary shares.

For the unit purchase option issued to the underwriters of our initial public offering, we used an expected volatility of 33.7779%, expected dividend yield of 0% and a risk-free interest rate of 5.2390%. For the options granted to the independent consultant, we used an expected volatility of 20%, expected life of the options of three years, expected dividend yield of 0% and a risk-free interest rate of 4.97%. Based on a lattice option pricing model, the estimated fair value of the unit purchase option was $2.5724 per unit or an aggregate of $2,572,400 and the estimated fair value of the share options issued to the independent consultant was $2.064 per share or an aggregate of $258,000.

Changes in our estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of our share options determined under the binomial valuation model and, as a result, our net loss.

Warrants Liability

On April 28, 2006, we completed the sale of 14,375,000 units in our initial public offering at a price of $8.00 per unit. Each unit consists of one ordinary share of the Company, $0.0005 par value, and one warrant. Each warrant entitles the holder to purchase from us one ordinary share at an exercise price of $6.00 commencing on the completion, if it occurs, of the acquisition (“Acquisition”) by the Company of all of the issued and outstanding shares of Sichuan Kelun Pharmaceutical Co., Ltd. (“Kelun”), a joint stock limited company incorporated and existing under the laws of the People’s Republic of China (the “PRC” or “China”). The warrants expire on April 23, 2010.

In addition, on April 28, 2006, we sold to the underwriters, for $100, an option to purchase up to a total of 1,000,000 units as compensation for their services (the “unit purchase option”). The units issuable upon exercise of the unit purchase option are identical to those offered in our initial public offering, except that the warrants have an exercise price of $7.50. The unit purchase option expires on April 23, 2011 and is exercisable at $10.00 per unit commencing on the completion of the Acquisition.

Under the terms of the warrant agreement, no warrants will be exercised unless at the time of exercise a prospectus relating to ordinary shares issuable upon exercise of the warrants is current and the ordinary shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. We have agreed to meet these conditions and use our best efforts to maintain a current prospectus relating to ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. The warrant agreement does not specify the consequences or penalty imposed against us in the event we are unable to file and complete an effective registration statement to deliver registered shares.

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 00-19”), if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that we are unable to deliver registered shares, then net-cash settlement is assumed if we are unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). In consequence, a derivative within the above–mentioned parameters is recognized as an asset or a liability where share settlement is not within the Company’s control. Accordingly, in connection with the issuance of the units upon the initial public offering, we have recorded the fair value of the warrants as a liability with any changes in the fair value of such warrants at each reporting date being recorded through our statement of operations. We will continue to adhere to the accounting policies set forth above until the warrant agreement is amended or there are developments which support a different accounting treatment.

We have determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on June 30, 2007 was approximately $0.87 and $2.20 per warrant, respectively, or an aggregate of $12,508,454 and $31,625,000, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if we do not consummate a business combination within the prescribed period and liquidates. The fair value of the warrants as of June 30, 2007 was based on a quoted market price.

The volatility calculation of 33.7779% was based on the latest five year average volatility of an index of 447 companies drawn from the Shanghai Stock Exchange Composite Index, or the Shanghai Index, that have been trading for at least five years and that have market capitalizations of less than $400 million. Since we did not have a trading history at the time the option was issued, we estimated the potential volatility of our ordinary share price by referring to the latest five year average volatility of the Shanghai Index because our board of directors believes that the average volatility of this index is a reasonable benchmark to use in estimating the expected volatility of our ordinary shares after consummation of a business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, to the extent we do not consummate a business combination within the prescribed time period and liquidate the underwriters’ option would become worthless.

Amount of Equity Subject to Possible Redemption

We are required to obtain shareholder approval for any business combination of a target business, which includes the proposed Acquisition of Kelun. In the event that our public shareholders owning 20% or more of the ordinary shares sold in our initial public offering vote against a business combination, we will not proceed with a business combination if the public shareholders exercise their redemption rights. That is, we can still effect a business combination if the public shareholders owning up to approximately 19.99% of the ordinary shares sold in our initial public offering exercise their redemption rights.

This redemption obligation with respect to up to 19.99% of the ordinary shares sold in our initial public offering will exist regardless of how a business combination is structured. That is, we would be required to redeem up to an amount equal to the product of approximately 19.99% of the 14,375,000 ordinary shares sold in the public offering (or 2,873,563 ordinary shares) multiplied by an initial cash per- share redemption price of $7.60. The actual per-share redemption price will be equal to the quotient of the amount in our trust account plus all accrued interest not previously released to us, as of two business days prior to the proposed consummation of the business combination, divided by 14,375,000 ordinary shares.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, we have classified 19.99% of the net proceeds from the initial public offering, or $21,839,075, and the related accrued interest of approximately $630,610 outside permanent equity as of June 30, 2007.

Entry into Definitive Share Purchase Agreement

On May 28, 2007, we entered into a definitive share purchase agreement (“Purchase Agreement”) with Kelun, a joint stock limited company incorporated and existing under the laws of the PRC, and all the existing shareholders of Kelun (the “Kelun Shareholders”), pursuant to which we will acquire all of the issued and outstanding share capital of Kelun from the Kelun Shareholders (the “Acquisition”). The Acquisition constitutes a business combination as defined in our amended and restated articles of association. Kelun is principally engaged in the development and production of intravenous solution products and sales and distribution of these products to hospitals, clinics and other healthcare facilities in the PRC.

The aggregate purchase price payable by us to the Kelun Shareholders includes Shanghai Century’s ordinary shares and cash payments as described below, which will be paid in the following manner:

•

At the closing of the Acquisition, we will issue an aggregate of 20,000,000 ordinary shares to the Kelun Shareholders, provided that, if the combined net profit of Kelun for 2006 (subject to carveouts of certain accounting items as set forth in the share purchase agreement) equals or is less than RMB101.7 million, then the number of ordinary shares payable to the Kelun Shareholders will be subject to renegotiation by us, Kelun and the Kelun Shareholders. For purposes of the foregoing calculation, such net profit of Kelun for 2006 will be based on the combined financial accounts of Kelun, as well as certain subsidiaries it acquired as part of a restructuring to facilitate the Acquisition, for the financial year ended December 31, 2006 prepared by the management of Kelun in accordance with US GAAP based on the audited financial accounts of each such company after adjustments for inter-company transactions and unrealized profits relating thereto and for the 20% minority interest in two subsidiaries;

•

Following the closing of the Acquisition, if the post-combination entity achieves or exceeds RMB180 million, RMB260 million and RMB370 million in net profit (excluding the effects of certain accounting items) in 2007, 2008 and 2009, respectively, we will issue to the Kelun Shareholders an aggregate of 5,000,000 additional ordinary shares after the end of 2007, 2,000,000 additional ordinary shares after the end of 2008 and 2,000,000 additional ordinary shares after the end of 2009; and

•

Following the closing of the Acquisition, we will pay an aggregate of $11,500,000 to the Kelun Shareholders within 60 days after the earlier of (a) the date when we send the notice of redemption to the holders of our outstanding redeemable warrants after the last sales price of our ordinary shares equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption and (b) the date when the agent for our warrants notifies us that at least 70% of the outstanding warrants have been exercised.

The parties intend that the current management of Kelun will operate the post-Acquisition business following the closing of the Acquisition. These management members include Mr. Gexin Liu, the current chairman of Kelun’s board of directors, Mr. Zhipeng Cheng, an executive director and the general manager of Kelun, Ms. Hui Pan, an executive director and the vice president of Kelun for procurement, Mr. Long Liang, an executive director and the head of the research and development division of Kelun, Mr. Suihua Liu, the current vice president of Kelun in charge of financial matters, human resources and general administration, Mr. Deguang Chen, the current deputy general manager of Kelun in charge of sales and marketing, and Mr. Yangyu Wan, the current vice president of Kelun in charge of production.

Following the closing of the Acquisition, we will be renamed as China Kelun Pharmaceutical Corporation.

Consummation of the Acquisition is subject to PRC regulatory approvals, the approval of our shareholders and certain other conditions, including that in the event that 20% or more of our outstanding ordinary shares (excluding, for this purpose, those ordinary shares issued prior to our initial public offering) vote against the proposed Acquisition of Kelun and exercise their conversion rights, the Acquisition will not be consummated. In light of such conditions, and the fact that we must complete a business combination by no later than April 28, 2008, we cannot assure you that we will be able to complete the Acquisition of Kelun.

For a more complete discussion of the proposed Acquisition, see our current reports on Form 8-K filed with the Securities and Exchange Commission on May 29, 2007 and June 5, 2007, respectively. Our shareholders and other interested persons are advised to read, when available, our preliminary proxy statement and definitive proxy statement in connection with our solicitation of proxies for approval of the Acquisition and related matters at a general meeting of our shareholders.

Results of Operations

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2006. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues for the three-month and six-month periods ended June 30, 2007.

For the three-month and six-month periods ended June 30, 2007, we earned interest income of approximately $1.4 million and $2.7 million, respectively, and incurred operating expenses of approximately $1.6 million and $2.7 million, respectively. Our expenses consist primarily of legal and accounting fees (including principally fees associated with the negotiation and execution of the Purchase Agreement with Kelun and the Kelun Shareholders, as described above), overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded an expense of approximately $5.9 million and $8.8 million in the three-month and six-month periods ended June 30, 2007, respectively, which represent increases in fair value of warrants liability during the respective periods.

The net proceeds to us from the sale of our units, after deducting offering expenses of approximately $8,308,586 including underwriting discounts of approximately $4,600,000, and an additional $3,300,000 to be paid to the underwriters if a business combination is consummated (less $0.24 for each share converted to cash in connection with our business combination), was

$106,691,414. Of this amount, $105,950,000 was placed in a trust account and the remaining $741,414 became available to be used in connection with acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, including the payment of legal and accounting expenses and our advisory and investment banking fees payable in connection with the business combination. Funds held in the trust account would only be used to pay these expenses and fees upon the consummation of a business combination, but would not otherwise be available for these uses. To the extent that our securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (excluding $3,300,000 to be paid to the underwriters upon consummation of a business combination, amounts payable to any shareholders who exercise their redemption rights, one-half of the interest income which may be released to us each calendar quarter to fund our working capital and general corporate purposes, and expenses associated with the business combination that are in excess of the amounts not held in trust and cash payments made to the Kelun Shareholders and to Shanghai Century Capital Corporation (“SHCC”), a company in formation controlled by our Co-Chief Executive Officers, as a consideration for its management consulting services to be rendered to our company following the Acquisition, if they become payable under the Purchase Agreement) as well as any other net proceeds not expended may be used to finance the operations of the target business or to effect other acquisitions, as our board of directors determines at that time. We and Kelun’s management currently have no commitments for the use of the funds in the trust account following the completion of the Acquisition, although a portion may be used to pay the cash consideration to the Kelun Shareholders and to pay the consulting fees to SHCC if they become payable. We previously believed that the funds available to us outside of the trust account, including one-half of the interest income to be distributed to us each calendar quarter, would be sufficient to allow us to operate for a 24 month-period following our initial public offering, assuming that a business combination is not consummated during that time. However, we have incurred approximately $1.4 million in operating expenses in 2006 and approximately $2.7 million in operating expenses during the first six months of 2007, which consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with the search of a target company, the structuring, negotiation and documentation of the Acquisition, the preparation of our preliminary proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission as well as certain other expenses associated with being a public company. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business or to consummate the Acquisition, but we may need to use a portion of funds held in the trust account to settle any unpaid amounts of these operating expenses upon the consummation of the Acquisition.

On April 28, 2006, in connection with our initial public offering, we sold to the underwriters, for $100, an option to purchase up to a total of 1,000,000 units as compensation for their services. The units issuable upon exercise of the option are identical to those offered in our initial public offering, except that the warrants have an exercise price of $7.50. The option expires on April 23, 2011 and is exercisable at $10.00 per unit commencing on the completion of a business combination. In lieu of the payment of the exercise price, the option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder and cannot be redeemed for cash by us or the option holder.

In June 2006, we engaged Consultant A to assist us in matters related to a business combination. The term of the contract is three years expiring on June 8, 2009 unless terminated earlier. As part of his compensation for services provided to us, we granted to Consultant A (a) an option to purchase 50,000 ordinary shares which vests six months after the consummation of a business combination and (b) an option to purchase 75,000 ordinary shares which vests on April 24, 2009, provided the consulting agreement has not been terminated prior to the date on which either option become vested. The exercise price of both options is $7.10, the closing market price of our ordinary shares on the first day that they were traded on the American Stock Exchange. Both options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date. We have determined that the estimated fair value of these options on the date of grant was approximately $2.064 per share, or an aggregate of $258,000, using the lattice option pricing model.

In February 2007, we further granted an option to Consultant A to purchase 100,000 ordinary shares which vests six months after the consummation of the Acquisition, and an option to Consultant B to purchase 10,000 ordinary shares which vests six months after the consummation of the Acquisition. Both options were granted for consulting services to be provided to us in connection with matters related to the Acquisition. The exercise price of the two options granted on February 1, 2007 is $7.38, the closing market price of the ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date. We determined that the estimated fair value of the options granted on February 1, 2007 was approximately $1.082 per share, or an aggregate of $119,000, using the lattice option pricing model.

In May 2007, we granted (a) to Consultant B an option to purchase 3,000 ordinary shares and (b) to Consultant C an option to purchase 2,000 ordinary shares. Each of these options vests six months after the consummation of the Acquisition. The exercise price of the option granted to Consultant B is $7.79, the closing market price of our ordinary share on the grant date. The exercise price of the option granted to Consultant C is $7.80, the closing market price of our ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date.

In May 2007, we granted options to two of our employees to purchase an aggregate of 10,000 ordinary shares which vests six months after the consummation of the Acquisition. The exercise price of these two options is $7.79, the closing market price of the ordinary share on the grant date. These options will expire upon the earlier of (i) the date the employment agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date.

We determined that the estimated fair value of these options granted to Consultant B and two of our employees in May 2007 was approximately $1.0 per share, or an aggregate of $13,000 using the lattice option pricing model. We determined that the estimated fair value of the option granted to Consultant C in May 2007 was approximately $0.60 per share, or an aggregate of $1,200, using the lattice option pricing model.

We have accounted for these share options under the fair value method of Statement of Financial Accounting Standards No.123 (revised 2004) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, by recording compensation based on the fair value at grant date and, where applicable, their then-current fair values at each interim reporting date for these awards and amortizing the compensation amount over the expected term of the respective consulting or employment contracts which approximates the expected life of the respective options. The amount of compensation recognized for these share options was $93,337 for the period ended June 30, 2007.

Also in May 2007, we agreed to grant an option to our advisor, Dr. Raymond Kuo Fung Ch’ien, to purchase 100,000 ordinary shares. This option will be granted if he is elected to our board, which will occur if the Acquisition is completed and such election is approved by our shareholders. The exercise price of this option is $7.95, the closing market price of the ordinary shares on May 24, 2007.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to that entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

We have agreed to pay FDC Consultants Limited, a company owned and managed by Mr. Franklin D. Chu, our Co-Chief Executive Officer, $7,500 per month for office space and general and administrative services including secretarial support until (i) the consummation of a business combination, (ii) 18 months after our initial public offering if we do not effect a business combination or (iii) 24 months after our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of our initial public offering and we have not effected a business combination. Other than this agreement, as of December 31, 2006 and June 30, 2007, we had no contractual obligations or commitments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, we are not and, until that time as it consummates a business combination, it will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

The net proceeds of our initial public offering held in the trust account have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. In addition, following the Acquisition, it is possible that some or all of our revenues and expenses may be denominated in non-United States currencies, primarily Renminbi, which could subject us to increased risks relating to foreign exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Except as described below, there have been no material changes to the risk factors previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 19, 2007. The following risk factor supersedes the corresponding risk factor in such Form 10-K:

We may be classified as a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. holders.

Based upon the composition of our assets to date (which have largely consisted of cash and other investment assets), as well as our income to date (which has largely consisted of interest), it is likely that we will be classified as a passive foreign investment company, or PFIC, for United States federal income tax purposes for 2006 and 2007. This characterization could result in adverse U.S. tax consequences to you if you are a U.S. investor. For example, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will be subject to burdensome reporting requirements. The determination of whether we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. A non-U.S. corporation will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The market value of the assets of Kelun and its operating entities may be determined in large part by the market price of our ordinary shares, which is likely to fluctuate before and after the Acquisition. Additionally, our classification as a PFIC may depend upon how and when we expend cash proceeds raised in any financings, including our initial public offering. If we are treated as a PFIC for any taxable year during which U.S. holders hold ordinary shares or warrants, certain adverse United States federal income tax consequences could apply to U.S. holders. See “Item 5—Other Information—Material United States Federal Income Tax Considerations—Tax Consequences to U.S. Holders—Passive Foreign Investment Company Rules.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities by Issuer

None.

(b)	Use of Proceeds

On April 28, 2006, we closed our initial public offering of 14,375,000 units (including 1,875,000 units subject to the underwriters’ over allotment option, which was exercised in full). Each unit consists of one ordinary share, par value $0.0005 and one warrant. The units were sold at an offering price of $8.00, generating gross proceeds to the Company of $115,000,000. I-Bankers Securities Incorporated, WR Hambrecht + Co and Ladenburg Thalmann & Co. Inc. acted as the co-managing underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form F-1 (No. 333-130260). The Securities and Exchange Commission declared the registration statement effective on April 24, 2006. The Company’s units began trading on the American Stock Exchange on Tuesday, April 25, 2006 shortly after the Company’s registration statement was declared effective by the Securities and Exchange Commission.

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

Item 5.	Other Information

Material United States Federal Income Tax Considerations

General

The following is a summary of certain material U.S. federal income tax consequences of the acquisition, ownership and disposition of our ordinary shares and warrants. The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of ordinary shares or warrants that is for U.S. federal income tax purposes:

•	an individual citizen or resident of the U.S.;

•

a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•

a trust if (a) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (b) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

If a beneficial owner of our ordinary shares and warrants is not described as a U.S. Holder and is not an entity treated as a partnership or other pass-through entity for U.S. federal income tax purposes, this owner will be considered a “Non-U.S. Holder.” The U.S. federal income tax consequences applicable to Non-U.S. Holders is described below under the heading “Non-U.S. Holders.”

This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed Treasury regulations promulgated under the Code, published rulings and court decisions, all as currently in effect. These authorities are subject to change or differing interpretations, possibly on a retroactive basis.

This discussion does not address all aspects of U.S. federal income taxation that may be relevant to Shanghai Century or to any particular holder based on its individual circumstances. In particular, this discussion considers only holders that own our ordinary shares and warrants as capital assets and does not address the potential application of the alternative minimum tax or the U.S. federal income tax consequences to holders that are subject to special rules, including:

•	financial institutions or “financial services entities”;

•	broker-dealers;

•	taxpayers who have elected mark-to-market accounting;

•	tax-exempt entities;

•	governments or agencies or instrumentalities thereof;

•	insurance companies;

•	regulated investment companies;

•	real estate investment trusts;

•	certain expatriates or former long-term residents of the United States;

•	persons that actually or constructively own 10% or more of our voting shares;

•	persons that hold our ordinary shares or warrants as part of a straddle, constructive sale, hedging, conversion or other integrated transaction; or

•	persons whose functional currency is not the U.S. dollar.

This discussion does not address any aspect of U.S. federal non-income tax laws, such as gift or estate tax laws, or state, local or non-U.S. tax laws. Additionally, the discussion does not consider the tax treatment of partnerships or other pass-through entities or persons who hold our ordinary shares or warrants through these entities. If a partnership (or other entity classified as a partnership for U.S. federal income tax purposes) is the beneficial owner of our ordinary shares and warrants, the U.S. federal income tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership.

We have not sought, and will not seek, a ruling from the Internal Revenue Service (“IRS”) or an opinion of counsel as to any U.S. federal income tax consequence described herein. The IRS may disagree with the description in this report and in our other filings with the Securities and Exchange Commission, and its determination may be upheld by a court.

Because of the complexity of the tax laws and because the tax consequences to us or to any holder of our securities may be affected by matters not discussed in this report, each holder of our securities is urged to consult with its tax advisor with respect to the specific tax consequences of the ownership and disposition of our ordinary shares and warrants, including the applicability and effect of state, local and non-U.S. tax laws, as well as U.S. federal tax laws.

Tax Consequences to U.S. Holders

Taxation of Distributions Paid on Ordinary Shares

Subject to the passive foreign investment company (“PFIC”) rules discussed below, a U.S. Holder will be required to include in gross income as ordinary income the amount of any dividend paid on our ordinary shares. A distribution on our ordinary shares will be treated as a dividend for U.S. federal income tax purposes to the extent the distribution is paid out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). That dividend will not be eligible for the dividends-received deduction generally allowed to U.S. corporations in respect of dividends received from other U.S. corporations. Distributions in excess of these earnings and profits will be applied against and reduce the U.S. Holder’s basis in its ordinary shares and, to the extent in excess of that basis, will be treated as gain from the sale or exchange of these ordinary shares.

With respect to non-corporate U.S. Holders for taxable years beginning before January 1, 2011, dividends may be taxed at the lower applicable long-term capital gains rate (see “— Taxation on the Disposition of Ordinary Shares and Warrants” below) provided that (1) our ordinary shares are readily tradable on an established securities market in the United States, (2) we are not a PFIC, as discussed below, for either the taxable year in which the dividend was paid or the preceding taxable year, and (3) certain holding period requirements are met. It is not entirely clear, however, whether a U.S. Holder’s holding period for our ordinary shares would be suspended for purposes of clause (3) above for the period that that holder had a right to have these ordinary shares redeemed by us. In addition, under recently published IRS authority, ordinary shares are considered for purposes of clause (1) above to be readily tradable on an established securities market in the United States only if they are listed on certain exchanges, which presently include the American Stock Exchange and the Nasdaq Global Market. While we expect that our ordinary shares will continue to be listed and traded on the American Stock Exchange before we succeed in applying for listing of each of our securities on the Nasdaq Global Market, U.S. Holders nevertheless should consult their own tax advisors regarding the availability of the lower rate for any dividends paid with respect to our ordinary shares.

Taxation on the Disposition of Ordinary Shares and Warrants

Subject to the discussion of the PFIC rules below, upon a sale or other taxable disposition of our ordinary shares or warrants (which, in general, would include a redemption of ordinary shares under the exercise by a U.S. Holder of its redemption rights), a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between the amount realized and the U.S. Holder’s adjusted tax basis in the ordinary shares or warrants. See “— Exercise or Lapse of a Warrant” below for a discussion regarding a U.S. Holder’s basis in the ordinary shares acquired as a result of the exercise of a warrant.

Capital gains that U.S. Holders recognize generally are subject to U.S. federal income tax at the same rate as ordinary income, except that long-term capital gains that non-corporate U.S. Holders recognize are generally subject to U.S. federal income tax at a maximum rate of 15% for taxable years beginning before January 1, 2011 (and 20% thereafter). Capital gain or loss will constitute long-term capital gain or loss if the U.S. Holder’s holding period for the ordinary shares or warrants exceeds one year. The deductibility of capital losses is subject to various limitations.

Exercise or Lapse of a Warrant

Subject to the discussion of the PFIC rules below, a U.S. Holder generally will not recognize gain or loss upon the exercise of a warrant. Ordinary shares acquired as a result of the exercise of a warrant for cash generally will have a tax basis equal to the U.S. Holder’s tax basis in the warrant, increased by the amount paid to exercise the warrant. The holding period of these ordinary shares generally would begin on the day after the date of exercise of the warrant. If the terms of a warrant provide for any adjustment to the number of shares of ordinary shares for which the warrant may be exercised or to the exercise price of the warrants, this adjustment may, under certain circumstances, result in constructive distributions that could be taxable to the U.S. Holder of the warrants. Conversely, the absence of an appropriate adjustment similarly may result in a constructive distribution that could be taxable to the U.S. Holders of the ordinary shares. See “—Taxation of Distributions Paid on Ordinary Shares” above. If a warrant is allowed to lapse unexercised, a U.S. Holder generally will recognize a capital loss equal to that holder’s tax basis in the warrant.

Passive Foreign Investment Company Rules

A foreign corporation will be a passive foreign investment company, or PFIC, if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any company in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any company in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents, royalties, and gains from the disposition of passive assets.

Based on the composition of our assets to date (which have largely consisted of cash and other investment assets), as well as the composition of our income to date (which has largely consisted of interest), it is likely that we will be treated as a PFIC in 2006 and 2007. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of the taxable year, and accordingly there can be no assurance with respect to our status as a PFIC for the current taxable year or any future taxable year.

If we are a PFIC for any taxable year during which a U.S. Holder held our ordinary shares or warrants, and the U.S. Holder did not make a timely qualified electing fund (“QEF”) election for the first taxable year of its holding period for our ordinary shares or a mark-to-market election for that first taxable year, as described below, that holder will be subject to special rules with respect to:

•	any gain that the U.S. Holder recognizes on the sale or other taxable disposition of its ordinary shares or warrants; and

•

any excess distribution made to the U.S. Holder (generally, any distributions to that U.S. Holder during a taxable year that are greater than 125% of the average annual distributions that this U.S. Holder receives from us in respect of the ordinary shares during the three preceding taxable years or, if shorter, that U.S. Holder’s holding period for the ordinary shares).

Under these rules,

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares or warrants;

•	the amount allocated to the taxable year in which the U.S. Holder recognized the gain or excess distribution will be taxed as ordinary income;

•	the amount allocated to each prior year, with certain exceptions, will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such year.

In addition, if we are a PFIC, a U.S. Holder who acquires our ordinary shares or warrants from a deceased U.S. Holder who dies before January 1, 2010 generally will be denied the step-up of U.S. federal income tax basis for these shares or warrants to their fair market value at the date of the deceased holder’s death. Instead, that U.S. Holder would have a tax basis in these shares or warrants equal to the deceased holder’s tax basis, if lower.

In general, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares acquired as part of a unit in this offering by making a timely QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any these taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants. As a result, if we were a PFIC at any time during the period the U.S. Holder held the warrants, any gain recognized by a U.S. Holder who sells or otherwise disposes of a warrant (other than upon exercise of a warrant) generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. If a U.S. Holder that exercises these warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares will continue to apply with respect to these ordinary shares (which generally will be deemed to have a holding period for the purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of these shares at their fair market value. The gain required to be recognized as a result of the purging election is subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a stockholder-by-stockholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with this return and if certain other conditions are met or with the consent of the IRS.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive certain information from us. Upon request from a U.S. Holder, we will endeavor to provide to the U.S. Holder no later than 90 days after the request this information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has elected the application of the QEF rules to our ordinary shares, and the special tax and interest charge rules do not apply to these shares (because of a timely QEF election for the first tax year of the U.S. Holder’s holding period for our ordinary shares or a purge of the PFIC taint as a result of a purging election), any gain recognized on the appreciation of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In that case, a subsequent distribution of these earnings and profits that were previously included in income generally will not be taxable as a dividend. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. Similar basis adjustments apply to property if by reason of holding this property the U.S. Holder is treated under the applicable attribution rules as owning shares in a QEF.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those years. A U.S. Holder who makes the QEF election discussed above for our first tax year in which the U.S. Holder holds (or is deemed to hold) our ordinary shares and for which we are determined to be a PFIC, however, will not be subject to the PFIC tax and interest charge rules (or the denial of basis step-up at death) discussed above in respect to these shares. In addition, that U.S. Holder will not be subject to the QEF inclusion regime with respect to these shares for the tax years in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our tax years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to these shares unless the holder makes a purging election and pays the tax and interest charge with respect to the gain inherent in these shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder owns ordinary shares in a PFIC that is treated as marketable stock, the U.S. Holder may make a mark-to-market election. If the U.S. Holder makes a valid mark-to-market election, that holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the SEC or on the Nasdaq Global Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. While we expect that our ordinary shares will continue to be listed and traded on the American Stock Exchange before we succeed in applying for listing of each of our securities on the Nasdaq Global Market, U.S. Holders nonetheless should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a non-U.S. subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of this lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC. Upon request, we will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder no later than 90 days after the request the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

If a U.S. Holder owns (or is deemed to own) shares during any year in a PFIC, that holder may have to file an IRS Form 8621 (whether or not a QEF or mark-to-market election is made).

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares and warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares and warrants under their particular circumstances.

Tax Consequences to Non-U.S. Holders

Dividends paid to a Non-U.S. Holder in respect of its ordinary shares generally will not be subject to U.S. federal income tax, unless the dividends are effectively connected with the Non-U.S. Holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base that that holder maintains in the United States).

In addition, a Non-U.S. Holder generally will not be subject to U.S. federal income tax on any gain attributable to a sale or other disposition of our ordinary shares or warrants unless this gain is effectively connected with its conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a permanent establishment or fixed base that that holder maintains in the United States) or the Non-U.S. Holder is an individual who is present in the United States for 183 days or more in the taxable year of sale or other disposition and certain other conditions are met (in which case, this gain from United States sources generally is subject to tax at a 30% rate or a lower applicable tax treaty rate).

Dividends and gains that are effectively connected with the Non-U.S. Holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base in the United States) generally will be subject to tax in the same manner as for a U.S. Holder and, in the case of a Non-U.S. Holder that is a corporation for U.S. federal income tax purposes, may also be subject to an additional branch profits tax at a 30% rate or a lower applicable tax treaty rate.

Backup Withholding and Information Reporting

In general, information reporting for U.S. federal income tax purposes will apply to distributions made on our ordinary shares within the United States to a non-corporate U.S. Holder and to the proceeds from sales and other dispositions of our ordinary shares or warrants by a non-corporate U.S. Holder to or through a U.S. office of a broker. Payments made (and sales and other dispositions effected at an office) outside the United States will be subject to information reporting in limited circumstances.

In addition, backup withholding of United States federal income tax, currently at a rate of 28%, generally will apply to dividends paid on our ordinary shares to a non-corporate U.S. Holder and the proceeds from sales and other dispositions of shares or warrants by a non-corporate U.S. Holder, in each case who:

•	fails to provide an accurate taxpayer identification number;

•	is notified by the IRS that backup withholding is required; or

•	in certain circumstances, fails to comply with applicable certification requirements.

A Non-U.S. Holder generally may eliminate the requirement for information reporting and backup withholding by providing certification of its foreign status, under penalties of perjury, on a duly executed applicable IRS Form W-8 or by otherwise establishing an exemption.

Backup withholding is not an additional tax. Rather, the amount of any backup withholding will be allowed as a credit against a U.S. Holder’s or a Non-U.S. Holder’s U.S. federal income tax liability and may entitle that holder to a refund, provided that certain required information is timely furnished to the IRS.

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

Dated: August 14, 2007

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