Form 10-Q
period 2007-09-30
SHANGHAI CENTURY ACQUISITION CORP
filed 2007-11-16
CIK 1326710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

Larger accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of September 30, 2007, 17,500,000 shares of common stock, par value $0.0005 per share, were issued and outstanding.

		Page No.
Part I. Financial Information

Item 1	Financial Statements

	Balance Sheets as at December 31, 2006 and September 30, 2007	3

	Statements of Operations for the three-month periods and nine-month periods ended September 30, 2006 and September 30, 2007 and for the period from April 25, 2005 (date of inception) to September 30, 2007	4

	Statements of Shareholders’ Equity for the period from April 25, 2005 (date of inception) to December 31, 2005, for the year ended December 31, 2006 and for the nine-month period ended September 30, 2007	5

	Statements of Cash Flows for the three-month periods and nine-month periods ended September 30, 2006 and September 30, 2007 and for the period from April 25, 2005 (date of inception) to September 30, 2007	6

	Notes to Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T	Controls and Procedures	21

Part II. Other Information

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5	Other Information	22

Item 6	Exhibits	22

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

BALANCE SHEETS AS AT DECEMBER 31, 2006

AND SEPTEMBER 30, 2007

(Unaudited)

(Expressed in United States Dollars)

		December 31, 2006	September 30, 2007
	Note	US$	US$
ASSETS

Current assets
Cash and cash equivalents		$1,023,328	$68,395
Restricted cash equivalents held in Trust Account	2.2	111,296,035	113,068,006
Amount due from a related company	5	5,750	5,750
Receivable from underwriters		100	100
Prepayments, deposits and other receivables		48,048	681,673

Total current assets		$112,373,261	$113,823,924

Property, plant and equipment
Leasehold improvements		$90,911	$95,693
Computer and office equipment		32,143	42,707

		123,054	138,400
Less : accumulated depreciation		(12,362)	(62,636)

Total fixed assets		$110,692	$75,764

Total assets		$112,483,953	$113,899,688

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY

Current liabilities
Accrued expenses		$199,582	$669,328
Amounts due to founders	4	18,733	6,676
Warrants liability	6	22,856,250	30,187,500

Total current liabilities		$23,074,565	$30,863,504

Total liabilities		$23,074,565	$30,863,504

Ordinary shares subject to possible redemption (2,873,563 ordinary shares at $7.60 per share, plus accrued interest of $359,887 at December 31, 2006 and $765,361 at September 30, 2007)	7	$22,198,962	$22,604,436

Shareholders’ equity
Ordinary shares—$0.0005 par value; 50,000,000 shares authorized; 17,500,000 issued and outstanding at December 31, 2006 and September 30, 2007		$8,750	$8,750

Preferred shares—$0.0005 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2006 and September 30, 2007	9	—	—
Additional paid-in capital	8	73,153,546	73,302,509
Unit purchase option	3	2,572,400	2,572,400
Deficit accumulated during the development stage		(8,524,270)	(15,451,911)

Total shareholders’ equity		$67,210,426	$60,431,748

Commitments and contingencies	5, 12

Total liabilities, ordinary shares subject to redemption and shareholders’ equity		$112,483,953	$113,899,688

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS AND NINE-MONTH PERIODS

ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO

SEPTEMBER 30, 2007

(Unaudited)

(Expressed in United States Dollars)

		Three-month period ended		Nine-month period ended		Period from April 25, 2005 (date of inception) to September 30, 2007
		September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	Note	US$	US$	US$	US$	US$
Revenues		$—	$—	$—	$—	$—
Operating expenses		(265,071)	(532,418)	(632,186)	(3,259,701)	(4,698,810)

Operating loss		(265,071)	(532,418)	(632,186)	(3,259,701)	(4,698,810)
Interest income		1,330,544	1,348,172	2,263,263	4,068,784	7,691,306
Decrease / (increase) in fair value of warrants liability	6	4,100,890	1,437,500	2,445,954	(7,331,250)	(17,679,046)

Net income/(loss) before income tax expense		$5,166,363	$2,253,254	$4,077,031	$(6,522,167)	$(14,686,550)
Income tax expense	2.4	—	—	—	—	—

Net income/(loss)		$5,166,363	$2,253,254	$4,077,031	$(6,522,167)	$(14,686,550)

Basic net income/(loss) per share		$0.30	$0.13	$0.36	$(0.37)

Diluted net income/(loss) per share		$0.26	$0.11	$0.32	$(0.37)

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 25, 2005

(DATE OF INCEPTION) TO DECEMBER 31, 2005,

FOR THE YEAR ENDED DECEMBER 31, 2006 AND

FOR THE NINE-MONTH PERIOD ENDED

SEPTEMBER 30, 2007

(Unaudited)

(Expressed in United States Dollars)

			Additional paid-in capital	Unit purchase option	Deficit accumulated during the development stage	Shareholders’ equity
	Ordinary shares
	Shares	Amount
		US$	US$	US$	US$	US$
Ordinary shares issued :
April 25, 2005	1,062,500	$531	$10,094	$—	$—	$10,625
October 21, 2005	2,062,500	1,031	13,344	—	—	14,375
Net loss	—	—	—	—	(14,156)	(14,156)

Balance at December 31, 2005	3,125,000	1,562	23,438	—	(14,156)	10,844

Sale of 14,375,000 units and underwriter’s unit purchase option, net of underwriters’ discount and offering expenses	14,375,000	7,188	109,984,326	—	—	109,991,514
Reclassification of warrants (Note 6)	—	—	(12,508,454)	—	—	(12,508,454)
Reclassification of equity amount subject to redemption; 2,873,563 ordinary shares at $7.60 per share plus accrued interest (Note 7)	—	—	(21,839,075)	—	(359,887)	(22,198,962)
Unit purchase option (Note 3)	—	—	(2,572,400)	2,572,400	—	—
Share based compensation (Note 10)	—	—	65,711	—	—	65,711
Net loss	—	—	—	—	(8,150,227)	(8,150,227)

Balance at December 31, 2006	17,500,000	8,750	73,153,546	2,572,400	(8,524,270)	67,210,426

Share based compensation (Note 10)	—	—	148,963	—	—	148,963
Reclassification of accrued interest subject to redemption (Note 7)	—	—	—	—	(405,474)	(405,474)
Net loss	—	—	—	—	(6,522,167)	(6,522,167)

Balance at September 30, 2007	17,500,000	$8,750	$73,302,509	$2,572,400	$(15,451,911)	$60,431,748

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS AND NINE-MONTH PERIODS

ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007

AND FOR THE PERIOD FROM APRIL 25, 2005 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

(Unaudited)

(Expressed in United States Dollars)

	Three-month period ended		Nine-month period ended		Period from April 25, 2005 (date of inception) to September 30, 2007
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	US$	US$	US$	US$	US$
Cash flows from operating activities

Net income/(loss)	$5,166,363	$2,253,254	$4,077,031	$(6,522,167)	$(14,686,550)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities :
Depreciation	(806)	17,251	(806)	50,274	62,636
Interest income	(646,237)	(691,677)	(1,146,037)	(1,771,971)	(3,818,006)
Share based compensation	29,133	55,626	36,578	148,963	214,674
Revaluation of warrants liability	(4,100,890)	(1,437,500)	(2,445,954)	7,331,250	17,679,046
Increase in amount due from a related company	—	—	(5,750)	—	(5,750)
(Decrease)/increase in accrued expenses	(76,037)	(264,441)	3,351	469,746	669,328
(Increase)/decrease in prepayments, deposits and other receivables	(703,473)	76,816	(792,244)	(633,625)	(681,673)

Net cash (used in)/provided by operating activities	(331,947)	9,329	(273,831)	(927,530)	(566,295)

Cash flows from investing activities

Purchase of restricted cash equivalents held in trust account	—	—	(109,250,000)	—	(109,250,000)
Purchase of fixed assets	(4,079)	(1,295)	(6,125)	(15,346)	(138,400)

Net cash used in investing activities	(4,079)	(1,295)	(109,256,125)	(15,346)	(109,388,400)

Cash flows from financing activities

Proceeds from issuance of ordinary shares to founders	—	—	—	—	25,000
Payment of offering costs	—	—	—	—	(68,129)
Proceeds from amounts due to founders	—	—	166,640	46,252	288,163
Repayment of amounts due to founders	(42,920)	(15,179)	(203,241)	(58,309)	(281,487)
Proceeds from initial public offering, net of underwriters’ discount and offering expenses	—	—	110,059,543	—	110,059,543

Net cash (used in)/provided by financing activities	(42,920)	(15,179)	110,022,942	(12,057)	110,023,090

Net (decrease)/increase in cash and cash equivalents	(378,946)	(7,145)	492,986	(954,933)	68,395
Cash and cash equivalents at beginning of period	896,159	75,540	24,227	1,023,328	—

Cash and cash equivalents at end of period	$517,213	$68,395	$517,213	$68,395	$68,395

See accompanying notes to unaudited financial statements.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

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

As at September 30, 2007, an amount of $113,068,006 (including interest) of the net proceeds plus investment income, was held in a trust account (“Trust Account”) and invested in short-term United States government securities. Under the agreement governing the Trust Account, the funds in the Trust Account may only be invested in United States government securities having a maturity of one hundred and eighty days or less or in money market funds (see note 2.2). The funds will continue to be kept in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) distribution of the Trust Account as described below.

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

The accompanying interim financial statements for the three-month periods ended September 30, 2006 and 2007, for the nine-month periods ended September 30, 2006 and 2007 and for the period from April 25, 2005 (date of inception) to September 30, 2007, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The December 31, 2006 balance sheet was derived from audited financial statements included in the Company’s Annual Report on Form 10-K filed April 19, 2007 (“Form 10-K”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2007, the results of operations and cash flows for the three-month periods ended September 30, 2006 and 2007, for the nine-month periods ended September 30, 2006 and 2007 and for the period from April 25, 2005 (date of inception) to September 30, 2007 as applicable, have been made. The results of operations for the three-month period ended September 30, 2007 is not necessarily indicative of the operating results for the full fiscal year or any future periods.

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	Cash and cash equivalents:

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

2.2	Restricted cash equivalents held in Trust Account:

The restricted cash equivalents held in the Trust Account as at September 30, 2007 consist primarily of money market funds purchased without maturity. The Company classifies these highly liquid investments to be cash equivalents. The carrying value of cash equivalents approximates fair value. Interest income is recorded on an accrual basis.

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

2.7	Basic and diluted net income /(loss) per share:

For the periods concerned, the number of shares used in the calculation of basic and diluted net income /(loss) per share is as follows:

	Three-month period ended September 30, 2006	Three-month period ended September 30, 2007	Nine-month period ended September 30, 2006	Nine-month period ended September 30, 2007
Net income/(loss)	$5,166,363	$2,253,254	$4,077,031	$(6,522,167)

Denominator:
Basic weighted average shares	17,500,000	17,500,000	11,475,185	17,500,000
Effect of dilutive redeemable warrants	2,240,102	3,521,417	1,301,235	—
Effect of dilutive share options	97	20,369	56	—

Diluted weighted average shares	19,740,199	21,041,786	12,776,476	17,500,000

Basic income /(loss) per share	$0.30	$0.13	$0.36	$(0.37)

Diluted income /(loss) per share	$0.26	$0.11	$0.32	$(0.37)

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

During the periods presented, the Company’s dilutive potential common shares outstanding consisted of 14,375,000 redeemable warrants, 2,000,000 ordinary shares issuable upon exercise of the unit purchase option, and 250,000 share options. The warrants, underwriters’ option and share options by applying the treasury stock method was anti-dilutive.

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

SEPTEMBER 30, 2007

NOTE 4—AMOUNTS DUE TO FOUNDERS

The founders of the Company have entered into a revolving credit agreement with the Company in the amount of $125,000. Advances under the credit facility were interest-free and payable before October 22, 2006.

For the period from April 25, 2005 (inception) to September 30, 2007, the Company drew $125,000 against the revolving credit line and obtained additional borrowings from the founders of $160,346 to pay a portion of the expenses of the Public Offering such as the Securities and Exchange Commission registration fee, National Association of Securities Dealers registration fee, American Stock Exchange registration fee, and certain legal fees, administrative fees and other expenses.

In addition, $2,817 of the costs incurred prior to the formation of Company was to be reimbursed to one of the founders.

As of September 30, 2007, the amount due to the founders was $6,676.

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

In addition, the Company prepaid $5,750 as at September 30, 2007 for certain office and secretarial services according to the service agreement.

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

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if (a) a derivative contract requires physical or net-share settlement by delivery of registered shares and does not specify any circumstances under which net-cash settlement would be permitted or required and (b) the contract does not specify how the contract would be settled in the event that the Company is unable to deliver registered shares, then net-cash settlement is assumed if the company is unable to deliver registered shares (because it is unlikely that nonperformance would be an acceptable alternative). In consequence, a derivative within the above-mentioned parameters is recognized as an asset or liability where share settlement is not within the company’s control. Accordingly, in connection with the issuance of the units (see Note 3), the Company has recorded the fair value of the warrants as a liability with any changes in the fair value of such warrants at each reporting date being recorded through the Company’s statement of operations. The company will continue to adhere to the accounting policies set forth above until the warrant agreement is amended or there are developments which support a different accounting treatment.

The Company has determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on September 30, 2007 was approximately $0.87 and $2.10 per warrant, respectively, or an aggregate of $12,508,454 and $30,187,500, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if the Company does not consummate a Business Combination within the prescribed period and liquidates. The fair value of the warrants as of September 30, 2007 was based on the quoted market price.

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

SEPTEMBER 30, 2007

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 19.99% of the net proceeds from the Public Offering, or $21,839,075, and the related accrued interest of approximately $765,361 outside permanent equity as of September 30, 2007.

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

SEPTEMBER 30, 2007

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

On May 18, 2007, the Company further granted an option to consultant B to purchase 3,000 ordinary shares which vests six months after the consummation of a Business Combination, provided the consulting agreement has not been terminated prior to the date which the option becomes vested. The options were granted for consulting services to be provided to the Company in connection with matters related to a Business Combination.

On the same date, the Company granted options to each of its two employees to purchase an aggregate of 10,000 ordinary shares which vests six months after the consummation of a Business Combination, provided their employment agreements have not been terminated prior to the date which the options become vested. The options were granted for secretarial and administrative services to be provided to the Company.

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

SHANGHAI CENTURY ACQUISITION CORPORATION

(a development stage enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Stock option activity during the periods indicated is as follows:

Nonvested shares	Number of shares	Weighted average grant- date fair value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	2.064
Granted on February 1, 2007	110,000	1.082
Granted on May 18, 2007	13,000	1.000
Granted on May 22, 2007	2,000	0.600

Balance at September 30, 2007	250,000	$1.565

Exercisable at September 30, 2007	—	$—

The weighted average grant date fair values of the options granted during the periods were as follows:

Nonvested shares	Number of shares	Weighted average grant- date fair value
Balance at April 25, 2005 (date of inception) and January 1, 2006	—	$—
Granted on June 8, 2006	125,000	2.064
Granted on February 1, 2007	110,000	1.082
Granted on May 18, 2007	13,000	1.000
Granted on May 22, 2007	2,000	0.600

Balance at September 30, 2007	250,000	$1.565

The Company has accounted for these share options under SFAS 123 (R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, by recording compensation based on the fair value at grant date or, where applicable, their then-current fair values at each interim reporting date of such awards and amortizing the compensation amount over the expected term of the respective consulting or employment agreements which approximates the expected life of the respective options. The amount of compensation recognized for these options for the nine-month period ended September 30, 2007 was $148,963. At September 30, 2007, there was $201,526 of total unrecognized compensation cost related to nonvested share options. The cost is expected to be recognized over a weighted average period of 0.89 years.

NOTE 11—ACQUISITION

On May 28, 2007, the Company entered into a definitive share purchase agreement (“Purchase Agreement”) to acquire 100 percent of the shares of privately-owned Sichuan Kelun Pharmaceutical Co., Ltd. (“Kelun”), a pharmaceutical company based in China, for a total consideration of approximately $235.4 million comprising of cash and ordinary shares over a specified period of time subject to the achievement of performance milestones. Kelun started its business in 1996. Since that time Kelun and its subsidiaries have been principally engaged in the development and production of IV solution products and their sale and distribution in China.

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

SEPTEMBER 30, 2007

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

On August 16, 2007, the Company filed a preliminary proxy statement with the SEC seeking approval from its shareholders for the announced acquisition of all of the issued and outstanding shares of Kelun. The proxy statement is still being reviewed by the SEC.

NOTE 12—COMMITMENTS AND CONTINGENCIES

On May 25 2007, the Company agreed to grant an option to an external advisor to purchase 100,000 ordinary shares of the Company. This option will be granted if he is elected to the Company’s board, which will occur if the acquisition of Kelun is completed and such election is approved by the shareholders. The exercise price of this option is $7.95, the closing market price of the ordinary shares on May 24, 2007.

Subsequent to September 30, 2007, the Company agreed to pay the Company’s legal counsel approximately $447,500 of professional fees if a Business Combination is consummated.

Item 2.	Management’s Discussion and Analysis and Results of Operations

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination including the proposed business combination discussed below under the heading “Entry into Definitive Share Purchase Agreement,” the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our registration statement on Form F-1 originally filed December 12, 2005 and the definitive prospectus thereunder, our annual report on Form 10-K for the year ended December 31, 2006, our current reports on Form 8-K filed on May 29, 2007, June 5, 2007, August 16, 2007 and September 19, 2007, respectively, and our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 16, 2007 and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Critical Accounting Policies

Share-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, on January 1, 2006. Under SFAS 123R, we are required to measure the cost of all share-based payment transactions based on their grant- date fair value and recognize the cost as an expense in our financial statements over the requisite service period, which is generally the period from the date of grant to the date when the share compensation is no longer contingent upon additional service from the option holder, or the vesting period. We also follow EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for share options issued to independent consultants by recording compensation cost based on the their then-current fair values at each interim reporting date over the expected term of the respective consulting agreements which approximates the expected life of the respective options.

We determine the fair value of these share options using the lattice-option pricing model. Under this model, we make a number of assumptions regarding the fair value of the options, including:

•	the expected volatility of our future ordinary share price;

•	the expected dividend rate; and

•	the expected life of the options.

To determine the estimated fair value of our share options, we believe that the expected volatility is the most subjective assumption due to the lack of trading history of our ordinary shares. Changes in the volatility assumption could significantly impact the estimated fair values of the options calculated by the lattice option pricing model. For share options granted prior to our initial public offering, expected volatility was estimated based upon the average volatility of an index of certain guideline companies for a period that is commensurate with the life of those options. Guideline companies were used because we did not have a trading history at the time the options were issued and prior to having sufficient share price history to calculate our own volatility, we believed the average volatility of the guideline companies was a reasonable benchmark to use in estimating the expected volatility of our ordinary shares. For share options granted after our initial public offering, expected volatility was estimated based upon historical stock price movements over the most recent period that is commensurate with the expected life of those options.

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

We have determined that the estimated fair value of the warrants on April 24, 2006, the date of issuance, and on September 30, 2007 was approximately $0.87 and $2.10 per warrant, respectively, or an aggregate of $12,508,454 and $30,187,500, respectively. Since the warrants were not traded or quoted on a market exchange at the time of issuance, the fair value of the warrants as of April 24, 2006 was estimated based on a lattice-binomial model using an expected life of 48 months, a volatility of 33.7779%, a risk-free interest rate of 5.204% and taking into consideration the liquidity risk and the forfeiture risk that the warrants could become worthless if we do not consummate a business combination within the prescribed period and liquidates. The fair value of the warrants as of September 30, 2007 was based on a quoted market price.

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, we have classified 19.99% of the net proceeds from the initial public offering, or $21,839,075, and the related accrued interest of approximately $765,361 outside permanent equity as of September 30, 2007.

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

Consummation of the Acquisition is subject to PRC regulatory approvals, the approval of our shareholders and certain other conditions. In the event that 20% or more of our outstanding ordinary shares (excluding, for this purpose, those ordinary shares issued prior to our initial public offering) vote against the proposed Acquisition of Kelun and exercise their conversion rights, the Acquisition will not be consummated. In light of such conditions, and the fact that we must complete a business combination by no later than April 28, 2008, we cannot assure you that we will be able to complete the Acquisition of Kelun.

For a more complete discussion of the proposed Acquisition, see our current reports on Form 8-K filed with the Securities and Exchange Commission on May 29, 2007, June 5, 2007, August 16, 2007 and September 19, 2007, respectively, and our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 16, 2007. Upon being approved by the Securities and Exchange Commission, a definitive proxy statement will be sent to our shareholders seeking their approval of the Acquisition and related matters. Our shareholders and other interested persons are advised to read our preliminary proxy statement and, when available, our definitive proxy statement in connection with our solicitation of proxies for approval of the Acquisition and related matters at a general meeting of our shareholders.

Results of Operations

We were formed on April 25, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets. We consummated our initial public offering on April 28, 2006. Our activities to date have been comprised solely of organizational activities, preparing for and consummating our initial public offering, and efforts associated with identifying a target for a business combination. We have neither engaged in any operations nor generated any revenues for the three-month and nine-month periods ended September 30, 2007.

For the three-month and nine-month periods ended September 30, 2007, we earned interest income of approximately $1.3 million and $4.1 million, respectively, and incurred operating expenses of approximately $0.5 million and $3.3 million, respectively. Our expenses consist primarily of legal and accounting fees (including principally fees associated with the negotiation and execution of the Purchase Agreement with Kelun and the Kelun Shareholders, as described above), overhead fees, insurance, travel expenses in connection with our search for a target company, and certain other expenses associated with being a public company. We have also recorded an expense of approximately $1.4 million and ($7.3) million in the three-month and nine-month periods ended September 30, 2007, respectively, which represents a change in fair value of warrants liability during the respective periods.

The net proceeds to us from the sale of our units, after deducting offering expenses of approximately $8,308,586 including underwriting discounts of approximately $4,600,000, and an additional $3,300,000 to be paid to the underwriters if a business combination is consummated (less $0.24 for each share converted to cash in connection with our business combination), was

$106,691,414. Of this amount, $105,950,000 was placed in a trust account and the remaining $741,414 became available to be used in connection with acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, including the payment of legal and accounting expenses and our advisory and investment banking fees payable in connection with the business combination. Funds held in the trust account would only be used to pay these expenses and fees upon the consummation of a business combination, but would not otherwise be available for these uses. To the extent that our securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (excluding $3,300,000 to be paid to the underwriters upon consummation of a business combination, amounts payable to any shareholders who exercise their redemption rights, one-half of the interest income which may be released to us each calendar quarter to fund our working capital and general corporate purposes, and expenses associated with the business combination that are in excess of the amounts not held in trust and cash payments made to the Kelun Shareholders and to Shanghai Century Capital Corporation (“SHCC”), a company in formation controlled by our Co-Chief Executive Officers, as a consideration for its management consulting services to be rendered to our company following the Acquisition, if they become payable under the Purchase Agreement) as well as any other net proceeds not expended may be used to finance the operations of the target business or to effect other acquisitions, as our board of directors determines at that time. We and Kelun’s management currently have no commitments for the use of the funds in the trust account following the completion of the Acquisition, although a portion may be used to pay the cash consideration to the Kelun Shareholders and to pay the consulting fees to SHCC if they become payable. We previously believed that the funds available to us outside of the trust account, including one-half of the interest income to be distributed to us each calendar quarter, would be sufficient to allow us to operate for a 24 month-period following our initial public offering, assuming that a business combination is not consummated during that time. However, we have incurred approximately $1.4 million in operating expenses in 2006 and approximately $3.3 million in operating expenses during the first nine months of 2007, which consist primarily of legal and accounting fees, overhead fees, insurance, travel expenses in connection with the search of a target company, the structuring, negotiation and documentation of the Acquisition, the preparation of our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission on August 16, 2007 as well as certain other expenses associated with being a public company. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business or to consummate the Acquisition, but we may need to use a portion of funds held in the trust account to settle any unpaid amounts of these operating expenses upon the consummation of the Acquisition.

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

In February 2007, we granted an option to Consultant A to purchase 100,000 ordinary shares which vests six months after the consummation of the Acquisition, and an option to Consultant B to purchase 10,000 ordinary shares which vests six months after the consummation of the Acquisition. Both options were granted for consulting services to be provided to us in connection with matters related to the Acquisition. The exercise price of the two options granted on February 1, 2007 is $7.38, the closing market price of the ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date. We determined that the estimated fair value of the options granted on February 1, 2007 was approximately $1.082 per share, or an aggregate of $119,000, using the lattice option pricing model.

In May 2007, we granted (a) to Consultant B an option to purchase 3,000 ordinary shares and (b) to Consultant C an option to purchase 2,000 ordinary shares. Each of these options vests six months after the consummation of the Acquisition. The exercise price of the option granted to Consultant B is $7.79, the closing market price of our ordinary shares on the grant date. The exercise price of the option granted to Consultant C is $7.80, the closing market price of our ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the consulting agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date.

In May 2007, we granted options to two of our employees to purchase an aggregate of 10,000 ordinary shares which vests six months after the consummation of the Acquisition. The exercise price of these two options is $7.79, the closing market price of the ordinary shares on the grant date. These options will expire upon the earlier of (i) the date the employment agreement is terminated, or (ii) April 24, 2008 if a business combination is not consummated on or prior to that date.

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

We have accounted for these share options under the fair value method of Statement of Financial Accounting Standards No.123 (revised 2004) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, by recording compensation based on the fair value at grant date or, where applicable, their then-current fair values at each interim reporting date for these awards and amortizing the compensation amount over the expected term of the respective consulting or employment contracts which approximates the expected life of the respective options. The amount of compensation recognized for these share options was $148,963 for the period ended September 30, 2007.

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

Off-Balance Sheet Commitments and Arrangements

We have agreed to pay our legal counsel approximately $447,500 of professional fee if a business combination is consummated.

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

Contractual Obligations

We have agreed to pay FDC Consultants Limited, a company owned and managed by Mr. Franklin D. Chu, our Co-Chief Executive Officer, $7,500 per month for office space and general and administrative services including secretarial support until (i) the consummation of a business combination, (ii) 18 months after our initial public offering if we do not effect a business combination or (iii) 24 months after our initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months of our initial public offering and we have not effected a business combination. Other than this agreement, as of December 31, 2006 and September 30, 2007, we had no contractual obligations or commitments.

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

Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. During the most recently completed fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2006 and in the quarterly report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on April 19, 2007 and August 14, 2007, respectively.

In addition, there are substantial risks and uncertainties relating to the proposed Acquisition of Kelun by us and the combined company following the Acquisition. We filed a preliminary proxy statement with the Securities and Exchange Commission on August 16, 2007 relating to the Acquisition which includes a discussion of these risks. Upon being approved by the Securities and Exchange Commission, a definitive proxy statement will be sent to our shareholders seeking their approval of the Acquisition and related matters. Shareholders of Shanghai Century and other interested persons are advised to read the preliminary proxy statement and, when available, the definitive proxy statement because they contain important information, including risk factors.

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

For a summary of certain material U.S. federal income tax consequences of the acquisition, ownership and disposition of our ordinary shares and warrants, please see “Item 5—Other Information—Material United States Federal Income Tax Considerations” of the quarterly report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 14, 2007.

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

Dated: November 16, 2007

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